Form 10-Q
period 1995-04-01
WALL STREET DELI INC
filed 1995-05-09
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended April 1, 1995

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the transition period from             to
                                              -------------  ---------------

                         Commission File No. 0-11271
                                            ---------

                            WALL STREET DELI, INC.
            (Exact name of registrant as specified in its Charter)


        DELAWARE                                       63-0514240
        (State of Incorporation)                       (IRS Employer I.D. No.)


                             3514 Lornaridge Drive
                          Birmingham, Alabama  35216
                   (Address of principal executive offices)

                                (205) 822-3960
                        (Registrant's telephone number)

             ----------------------------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                              -------         --------

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                                Outstanding at April 1, 1995
- - - - - ----------------------------                   ----------------------------
Common Stock, $.05 Par Value                             3,548,997

                                     INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I:  FINANCIAL INFORMATION

                 ITEM 1:  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                                   Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . 2

                                   Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . 4

                                   Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . 5

                          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . 6

                 ITEM 2:  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II:         OTHER INFORMATION

                 ITEM 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .12

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                 EXHIBITS:

                      Exhibit 11:      Computation of Earnings
                                       Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                         PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

                 Consolidated Balance Sheets at April 1, 1995 and July 2, 1994.

                 Consolidated Statements of Income for the three months and nine months ended April 1, 1995 and April 2, 1994.

                 Consolidated Statements of Cash Flows for the nine months ended April 1, 1995, and April 2, 1994.

         Notes to Consolidated Financial Statements.



                         -----------------------------


             [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                  April 1, 1995          July 2, 1994
 ASSETS

 Current:
      Cash and equivalents                                          $   993,238          $  1,042,353

      Accounts and notes receivable                                   1,470,426             1,192,046

      Inventories (note 3)                                            1,539,564             1,673,458

      Prepaid expenses                                                  262,355               562,038
                                                                    -----------          ------------
            Total current assets                                    $ 4,265,583          $  4,469,895

 Equipment and improvements:

      Equipment and fixtures                                         19,547,127            17,543,531

      Leasehold improvements                                         16,263,555            13,818,569
                                                                   ------------          ------------
                                                                     35,810,682            31,362,100

 Less accumulated depreciation and amortization                     (13,136,545)          (10,547,112)
                                                                   ------------           -----------

            Net equipment and improvements                           22,674,137            20,814,988

 Other:
      Long-term portion of notes receivable                             458,561               807,695

      Cash surrender value of officers'
      life insurance                                                    646,443               509,029

      Other assets                                                      137,550                 --

      Deferred tax asset                                                170,200                68,200
                                                                   ------------          ------------
           Total Other Assets                                         1,412,754             1,384,924
                                                                   ------------          ------------

                                                                   $ 28,352,474          $ 26,669,807
                                                                   ============          ============


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                   April 1, 1995          July 2, 1994
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

      Notes payable                                                $  2,800,000           $ 1,500,000

      Accounts payable and accruals                                   2,638,296             3,684,350
                                                                   ------------           -----------

           Total current liabilities                                  5,438,296             5,184,350

 Stockholders' equity:
      Common stock                                                      170,180               169,562

      Additional paid-in capital                                     10,930,864            10,720,999

      Retained earnings                                              11,946,684            10,681,407
                                                                    -----------           -----------

                                                                     23,047,728            21,571,968
      Less treasury stock, at cost                                     (133,550)             ( 86,511)
                                                                    -----------           -----------

           Total stockholders' equity                                22,914,178            21,485,457
                                                                    -----------           -----------

                                                                    $28,352,474           $26,669,807
                                                                    ===========           ===========


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       For the Three                     For the Nine
                                                       Months Ended                      Months Ended
                                                  4/1/95             4/2/94         4/1/95           4/2/94
 Net sales                                    $ 17,152,913       $ 15,418,807    $ 50,750,243    $ 42,426,888

 Costs and expenses (income):
      Costs of sales                            14,603,653         12,905,335      43,591,268      36,144,925

      Administrative and general expense         1,807,107          1,721,326       5,083,051       4,426,902

      Interest (income) expense                     50,759            (14,975)        123,759         (75,844)

      Interest expense related to units             30,241            114,198         130,996         135,362
      sold or closed
      Other expense (income) net:                  (50,581)           (13,954)       (145,357)        (52,579)
                                               -----------        -----------     -----------     -----------



             Total costs and expenses
             (income):                          16,441,179         14,711,930      48,783,717      40,578,766
                                               -----------        -----------     -----------     -----------

 Income before taxes on income                     711,734            706,877       1,966,526       1,848,122

 Taxes on income                                   285,000            235,000         700,000         610,000
                                               -----------        -----------     -----------     -----------
 Income before cumulative effect                   426,734            471,877       1,266,526       1,238,122
 of accounting change

 Cumulative effect of accounting                        --                 --             --           15,000
 change (note 5)
                                               -----------        -----------     -----------     -----------


 NET INCOME                                   $    426,734       $    471,877    $  1,266,526    $  1,223,122
                                               ===========        ===========     ===========     ===========

 Earnings per share:
      Income before cumulative effect of      $        .12       $        .14    $        .37    $        .36
      accounting change (note 5)

      Cumulative effect of accounting                   --                 --              --              --
      change
                                               -----------        -----------     -----------     -----------
 NET INCOME                                   $        .12       $        .14    $        .37    $        .36
                                               ===========        ===========     ===========     ===========


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For the Nine Months Ended
 CASH FLOWS FROM OPERATING ACTIVITIES:                                            April 1, 1995      April 2, 1994
      Net income                                                                   $  1,266,526      $  1,223,122
                                                                                    -----------       -----------

      Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation                                                                2,945,428         2,248,895

          Loss (gain) on sale of property and equipment                                 (79,056)          (40,688)

          Deferred taxes                                                               (102,000)          (45,000)

          Decrease (increase) in assets:

                  Accounts receivable                                                  (278,380)          (42,196)

                  Inventories                                                           133,894           (35,546)

                  Prepaid expenses                                                      299,683          (123,732)

          Increase (decrease) in liabilities:

                  Accounts payable and accruals                                      (1,046,054)          (82,731)
                                                                                    -----------       -----------

          Net cash provided by operating activities                                   3,140,041         3,102,124
                                                                                    -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:

          Payments for purchase of property and equipment                            (4,655,243)       (7,068,450)

          Proceeds from sale of property and equipment                                  204,028           285,022

          Payments received on notes receivable                                         140,566           374,989

          Increase in cash surrender value of life insurance on officers' lives        (137,414)          (91,519)
                                                                                    -----------       -----------

                  Net cash used by investing activities                              (4,448,063)       (6,499,958)
                                                                                    -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

          Net borrowings under line of credit                                         1,300,000                --

          Purchase of treasury stock                                                    (98,125)         (246,000)

          Exercise of employee stock options                                             57,032           169,656
                                                                                    -----------       -----------
          Net cash (used) provided by financing activities                            1,258,907           (76,344)
                                                                                    -----------       -----------

 NET DECREASE IN CASH FOR THE PERIOD                                                    (49,115)       (3,474,178)

     CASH, beginning of period                                                        1,042,353         4,319,201
                                                                                    -----------       -----------

     CASH, end of period                                                           $    993,238      $    845,023
                                                                                    ===========       ===========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

          Interest                                                                 $    104,759      $     10,544

          Income taxes                                                             $    400,000      $    721,019

Non-cash investing and financing activities:
           Notes receivable in the amount of $130,000 and $171,500 were received in the sale of property and equipment for the periods ended April 1, 1995 and April 2, 1994, respectively.



   See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 1, 1995 and the results of operations and cash flows for the three month and nine month periods ended April 1, 1995 and April 2, 1994.

2. The results of operations for the nine month periods ended April 1, 1995 and April 2, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Inventories are valued at the lower of cost (first-in, first-out) or market.

4. Earnings per common share and common share equivalent have been computed based upon the weighted average number of shares outstanding during the respective periods. Equivalent shares are those issuable upon assumed exercise of stock options granted, net of shares which could have been purchased from the proceeds based on the average market price. The computation of earnings per common share assuming full dilution results in less than 3% dilution during the period.

5. Effective July 4, 1993, the Company adopted FAS No. 109, "Accounting for Income Taxes." The adoption of FAS No. 109 changes the Company's method of accounting from the deferred method previously used under APB Opinion No. 11 to an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the financial statements and income tax returns.
         As permitted by FAS No. 109, the Company has elected not to restate prior periods' consolidated financial statements. The cumulative effect of the accounting change from the adoption of FAS No. 109 is $15,000. Except for the inclusion of the cumulative effect of the accounting change of $15,000, the application of this statement had no material effect on the results of operations.



                    ---------------------------------------

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of income.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of income.

                                                    Three months ended               Nine months ended
                                                    ------------------               -----------------
                                                  4/1/95          4/2/94          4/1/95            4/2/94
                                                  ------          ------          ------            ------
Net Sales                                         100.0%          100.0%          100.0%            100.0%
Cost of Sales                                      85.1            83.7            85.9              85.2
Gross Profit                                       14.9            16.3            14.1              14.8
Administrative and General                         10.5            11.2            10.0              10.4
                                                   ----            ----            ----              ----
     Operating Income                               4.4             5.1             4.1               4.4
Other Income (Expenses),net                         (.2)            (.5)            (.2)              ---
                                                   ----            ----            ----              ----
     Income Before Taxes on Income                  4.2             4.6             3.9               4.4
Taxes on Income                                     1.7             1.5             1.4               1.5
                                                   ----            ----            ----              ----
Net Income                                          2.5%            3.1%            2.5%              2.9%
                                                   ====            ====            ====              ====


Net Sales

     Net sales increased during the quarter ended April 1, 1995 by 11.2% over the corresponding three months last year. Net sales increased during the nine month period ended April 1, 1995 by 19.6% over the corresponding nine months last year. During the nine months ended April 1, 1995, seven lower volume stores were closed, while ten higher volume units were opened. Three of these new units were opened in the quarter ended April 1, 1995, including one each in Los Angeles, Washington, D.C. and Chicago, and three were closed during that period.

     Significant components of the Company's net sales and the percent of total sales for the three and nine months ended April 1, 1995 and April 2, 1994 are presented in the following schedule:

                                                       For the Three Months Ended
                                                 4/1/95                          4/2/94
                                                 ------                          ------
                                        Net Sales       % of Total     Net Sales        % of Total
                                        ---------       ----------     ---------        ----------
 Wall Street Deli                      13,450,274          78.4%      11,281,531           73.2%

 R.C. Coopers                           2,670,930          15.6%       3,063,609           19.9%

 Catering                               1,031,709           6.0%         898,964            5.8%

 Other                                          0           0.0%         174,703            1.1%
                                       ----------         -----      -----------          -----
 Total                                 17,152,913         100.0%      15,418,807          100.0%
                                       ==========         =====      ===========          =====


                                                      For the Nine Months Ended
                                                4/1/95                         4/2/94
                                                ------                         ------
                                       Net Sales        % of Total    Net Sales        % of Total
                                       ---------        ----------    ---------        ----------
 Wall Street Deli                      39,839,119          78.5%      30,441,430           71.8%

 R.C. Coopers                           8,196,196          16.2%       9,308,714           21.9%

 Catering                               2,714,928           5.3%       1,958,381            4.6%

 Other                                          0           0.0%         718,363            1.7%
                                       ----------         -----      -----------          -----
 Total                                 50,750,243         100.0%      42,426,888          100.0%
                                       ==========         =====      ===========          =====

     The last of the Company's Sandwich Chef units was closed in fiscal 1994. The Company expects the Wall Street Deli component of its sales to continue growing, both in absolute terms and as a percentage of the Company's total sales. Management plans to open only Wall Street Delis in the immediate future and to continue disposing of the R.C. Cooper units. The Company presently separates its sales records for the Wall Street Deli concepts into two sub-concepts: "flagship" and "other". The Company's average sales per unit by concept and the same store sales comparisons for the three months and nine months ended April 1, 1995 and April 2, 1994 are as follows:

                                   Average Sales Per Unit             Same Store Sales
                                                For the Three Months Ended

                                    4/1/95        4/2/94           4/1/95           4/2/94
                                    ------        ------           ------           ------
 Wall Street Deli Flagships        $164,206      $174,221        $9,650,201       $10,097,388

 Wall Street Deli Other              99,181        80,606         1,157,342         1,187,120

 R.C. Coopers                        68,830        68,852         2,655,700         2,723,678

 All Units                         $128,900      $121,549       $13,463,243       $14,008,186

     Increases in the Company's gross sales during the third quarter are primarily attributable to new store additions during the period. The Company does not consider price changes in the products sold in the restaurants to have had a material effect on sales in the current year or prior periods. The Company's pricing of its food items varies slightly from store to store and city to city, and among the different unit types. Pricing in the quick service food industry is highly competitive, and minor adjustments in pricing from time to time, while not historically considered material to sales increases or decreases, are believed necessary to remain competitive.

     Overall same store sales decreased 3.9% for the quarter, versus an increase of 8.8% for the same quarter last year. Same store sales for the Wall Street Deli flagship units were down 4.4% this quarter. Management believes that increased competition in established markets as well as newer markets is the main contributing factor to this decline, though it is also reflective of overall trends in the industry.

     The Company's business, particularly the sales component, is also affected by and dependent on general economic conditions. Local and national economic uncertainties, as well as actual downturns, have in the past adversely affected sales and/or profitability, and should be expected to have similar effects in the future.

COST OF SALES

     Cost of sales as a percentage of net sales increased to 85.1% during the three months ended April 1, 1995 from 83.7% in the corresponding period in the
previous year.   Cost of sales for the nine months ended April 1, 1995
increased to 85.9% from 85.2% over the corresponding period in the previous year.

     Cost of sales consists of the following significant components:

                                                   For the Three Months Ended (000's)
                                                 4/1/95                          4/2/94
                                                 ------                          ------
                                           Amount       % of Sales        Amount        % of Sales
 Food/Paper                                 5,787          33.7%           5,077           32.9%
 Labor                                      3,489          20.3%           3,142           20.4%
 Store Expenses                             4,828          28.1%           4,202           27.3%
 Commissary Expenses                          500           2.9%             485            3.1%
                                          -------          ----          -------          -----
                                           14,604          85.1%          12,906           83.7%
                                          -------          ----          -------          -----

                                                    For the Nine Months Ended (000's)
                                                 4/1/95                          4/2/94
                                                 ------                          ------
                                           Amount       % of Sales        Amount        % of Sales
 Food/Paper                                17,122          33.8%          14,424           34.0%
 Labor                                     10,583          20.9%           8,761           20.5%
 Store Expenses                            14,352          28.4%          11,625           27.4%
 Commissary Expenses                        1,439           2.8%           1,336            3.2%
                                          -------          ----          -------          -----
                                           43,496          85.9%          36,146           85.1%
                                          -------          ----          -------          -----

     Management does not believe changes during these periods or in any particular category of these costs to be material. The overall net changes are not attributable to one or a few significant changes, but rather, to relatively small incremental increases and decreases in many different elements of costs.

ADMINISTRATIVE AND GENERAL EXPENSES

     Administrative and general expenses for the three month and nine month periods ended April 1, 1995 increased to $1,807,107 and $5,083,051, respectively, representing increases of $85,781 and $656,149 over the corresponding periods of the previous year.

     These increases are due to several factors. One element is several corporate staff additions during the year, including a new assistant controller and accounts receivable manager positions. In addition, new Wall Street Deli units opening during the quarter and within the previous nine months have had a significant impact on administrative and general expenses. Finally, the Company continues to incur costs for computer system and software enhancements for financial and operating systems that will support continued growth. Management believes the expenditures for these new systems will enable the Company to reduce regional administrative costs, streamline food distribution, and build an operational platform that will improve efficiency and operating results in the future. In the interim, increased overhead is anticipated as the systems are upgraded.

     Certain construction department costs, primarily on-site management supervision, incurred during the construction of new Wall Street Deli's or the renovation of existing units are capitalized as incurred and amortized over the life of the lease. These costs have not been capitalized prior to this quarter; however, management does not believe this constitutes a change in accounting policy, as the effect is not material.

INTEREST EXPENSES, NET

     Interest expense, net, during the nine month period ended April 1, 1995 increased $199,603 over the corresponding nine months in the prior year. Interest expense for the quarter ended April 1, 1995 was $50,759 compared to net interest income of $14,975 for the quarter ended April 2, 1994.

     The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the lower of the bank's prime rate or 30 day LIBOR plus 2%, which was 9.0% at April 1, 1995. Borrowings under this line were approximately $2,800,000 and $0 for the nine months ended April 1, 1995 and April 2, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ability to obtain the cash required for the conduct of its business depends upon cash flow from operations and, to a lesser extent, bank borrowings. In general, cash flow from operations and periodic bank borrowings have been sufficient to finance the expansion of the Company's business. The Company does not have significant receivables or inventory and it receives trade credit in purchasing food and supplies. Since funds are available from cash sales, but are not required immediately to pay for food and supplies or to finance receivables or inventory, such funds may be used for non-current capital expenditures. In the process of refining the Company's production units, stores not meeting the Company's performance criteria are closed and the furniture and equipment sold. The terms of some such sales require the Company to take back notes, which are contained in the notes receivable, for all or a portion of the sale price.

     The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. Capital expenditures for these purposes were

$10,278,019, $6,729,196 and $3,855,977 for fiscal years 1994, 1993 and 1992, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1995 will be approximately $8,500,000. During the three prior years of 1994, 1993 and 1992 cash generated from operations totaled $5,026,503, $4,238,247 and $3,137,177, respectively.

     The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company's present plans call for opening twelve to thirteen new flagship Wall Street Deli units during fiscal 1995. Capital expenditures for the nine month period ended April 1, 1995 totaled $4,655,243 compared to $7,068,450 for the corresponding nine months of the prior year. Cash generated from operations for the nine month period ended April 1, 1995 totaled $3,140,041 compared to $3,102,124 for the corresponding nine months of the prior year.

IMPACT OF INFLATION

     Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. Construction costs have also increased to developers who lease space to the Company. They, in turn, have and may continue to increase rents for Company restaurants. In addition, most of the leases for Company restaurants contain rental escalation clauses based upon the cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

                    ---------------------------------------

                           PART II: OTHER INFORMATION


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            Exhibit (11) - Computation of Earnings Per Common
            Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
            Exhibit (27) - Financial Data Schedule (for SEC use only)

     (b)    Reports on Form 8-K:

            There were no reports on Form 8-K filed during the quarter ended April 1, 1995.




               -------------------------------------------------

             [The remainder of this page intentionally left blank]

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                WALL STREET DELI, INC.



May 8, 1995                          /s/ Alan V. Kaufman
                                     -----------------------------------------
                                     ALAN V. KAUFMAN
                                     President, Chairman and
                                     Chief Executive Officer



May 8, 1995                          /s/ Robert G. Barrow
                                     -----------------------------------------
                                     ROBERT G. BARROW
                                     Executive Vice-President
                                     (Principal Financial Officer)