Form 10-K405
period 1995-07-01
WALL STREET DELI INC
filed 1995-09-28
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           _________________________

                                   FORM 10-K
(Mark One)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended July 1, 1995               Commission File No. 0-11271

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                     ------------------------
                None                                        None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                          Common Stock, $.05 par value
                          ----------------------------
                                (Title of Class)

Indicate whether the registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                  Yes    X                         No
                      -------                         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $21,899,842 on September 21, 1995 based on the NASDAQ National Market System closing price on that date.

As of September 21, 1995 there were 3,549,792 shares of the registrant's Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                 Item No.                                                                                            Page
                 --------                                                                                            ----
PART I

                 1.       Business                                                                                  1

                 2.       Properties                                                                                6

                 3.       Legal Proceedings                                                                         7

                 4.       Submission of Matters to a Vote of Security Holders                                       8

                 4.1      Executive Officers                                                                        8

PART II

                 5.       Market For the Registrant's Common Equity and Related Stockholder
                          Matters                                                                                   8

                 6.       Selected Financial Data                                                                   9

                 7.       Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                                     9

                 8.       Financial Statements and Supplementary Data                                              16

                 9.       Changes in and Disagreements With Accountants on Accounting and
                          Financial Disclosure                                                                     34

PART III

                 10.      Directors and Executive Officers                                                          *

                 11.      Executive Compensation                                                                    *

                 12.      Security Ownership of Certain Beneficial Owners and Management                            *

                 13.      Certain Relationships and Related Transactions                                            *

PART IV

                 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                          34

                                  Index to Schedules and Exhibits                                                  35

                                  Signatures                                                                       37

                                  Report of Independent Certified Public Accountants on
                                  Financial Statement Schedule                                                     38

                                  Financial Statement Schedule                                                     39

* Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                             WALL STREET DELI, INC.

                                     PART I


ITEM 1:  BUSINESS

GENERAL

         The executive headquarters and principal office of Wall Street Deli, Inc. (the "Company") are located at 3514 Lornaridge Drive, Birmingham, Alabama 35216, telephone (205)822-3960. The Company's financial and accounting operations, as well as its central purchasing office, are located at 5683 South Rex Road, Memphis, Tennessee 38119, telephone (901)684-1020.

         The Company operates a chain of quick service, delicatessen style restaurants, located in eighteen cities: Atlanta, Birmingham, Chicago, Cincinnati, Cleveland, Dallas, Denver, Houston, Indianapolis, Los Angeles, Louisville, Memphis, Minneapolis, Newark, New York, Philadelphia, St. Louis, and Washington, D.C. Most of the Company's 128 units are located in large suburban and downtown office buildings and are designed to serve the population in and around those buildings. Management believes the Company is one of the nation's largest restaurant chains specializing in downtown and office locations. All the existing restaurants are company-owned, and there are no plans to franchise any of the Company's restaurant concepts.

         The Company was organized in 1966. Originally an Alabama corporation, it was reorganized as a Delaware corporation in 1986. The name of the Company was changed from Sandwich Chef, Inc. to Wall Street Deli, Inc. in 1992.

OVERVIEW OF 1995 OPERATING RESULTS

         For fiscal 1995, Wall Street Deli reported a 16% increase in sales to $68.2 million. Profitability was below last year's record levels due to higher costs, lower restaurant operating margins and a $3.2 million pre-tax charge recorded in the fourth quarter related to the planned closing of eleven underperforming stores and the closing of the Company's remaining commissaries. As a result of the $3.2 million pre-tax charge, the Company reported a net loss of $0.9 million in fiscal 1995.

         Management believes the future operating results of Wall Street Deli will be enhanced by eliminating underperforming stores and converting to direct-vendor delivery of food and supplies to units in the seven cities where the Company has operated commissaries.

         Net sales increased during fiscal 1995 primarily due to the contribution of new restaurants opened since last year. The Wall Street Deli concept experienced solid growth during the year, rising over 25% to $54.1 million, or 79.3% of total revenues. Fourteen new units were opened during fiscal 1995 and eight units that did not meet the Company's earnings expectations were sold or closed. At the end of the year, 97 Wall Street Delis and 31 R.C. Coopers were in operation. Same store sales were down 3.2% for the year, reflecting increased competition in the Company's markets. Management is reviewing marketing, promotional and store-level operations for ways to improve same store sales.

         Wall Street Deli recorded a net loss of $0.9 million in fiscal 1995 as a result of the special charges outlined above compared with net income of $2.0 million the prior year. In addition to the $3.2 million pre-tax charge taken at year-end for store and commissary closings, results included a charge of $0.5 million for insurance reserves related to workers' compensation and general liability coverage. Without the two special charges in 1995, pre-tax income for fiscal 1995 would have been $2.2 million compared with $2.8 million in fiscal 1994.

         Management believes the strong actions taken during fiscal 1995 will have a positive effect on future operations. The store closings should eliminate both a fiscal and management strain on the Company. The 11 stores designated for closing incurred $0.4 million in pre-tax operating losses during fiscal 1995 and accounted for a disproportionate amount of management's time and energies. Finally, the closing of the remaining commissaries will allow the Company to standardize direct store distribution across the system, and management anticipates that this will reduce future costs.

         During fiscal 1995, the Company opened its first units in Los Angeles, California, and Minneapolis, Minnesota. Current plans are to open an additional 10 to 12 units during fiscal 1996.

         Management believes the elimination of underperforming stores will allow concentration on enhancing the performance of existing units. The Company recently introduced specially priced combos and has expanded its marketing efforts to counter intensified competition. The Company also instituted a new compensation package to attract and retain top store-level managers.

         During the year, the Company upgraded its financial software as the first step in linking all units to a centralized computer to improve controls. The new system, when fully implemented, is expected to help reduce regional administrative costs, streamline food distribution, and provide management with timely information to support future growth.

         After the close of the fiscal year, Robert G. Barrow was promoted to President and Chief Executive Officer. Mr. Barrow is a co-founder of the Company with Alan V. Kaufman, who continues as Chairman of the Board. Jeffrey Kaufman, formerly Senior Vice President and National Operations Manager, was promoted to Executive Vice President and Chief Operating Officer.

THE "FLAGSHIP" WALL STREET DELI

         The typical flagship Wall Street Deli contains approximately 2,000 to 3,000 square feet and is decorated with a combination of black and white tile and hardwood flooring, mahogany paneling and cabinetry, brass railing and fixtures and vintage, black and white photographs of New York City. Outside tables with umbrellas are included where possible.

         The 41 flagship Wall Street Deli units open a full twelve months as of year end generated average annual sales of $707,463. This compares to average annual sales of $187,000 per unit for all restaurants the Company operated in fiscal 1988, the first year the Wall Street Deli concept was launched. Because of the customer acceptance of the flagship Wall Street Deli concept and its historically higher volume relative to the Company's other concepts, the Company plans to continue its focus for future development on the flagship Wall Street Deli concept.

         The focal point of a typical Wall Street Deli is the 70-item, self-serve food bar, an island in the center of the restaurant with salad items, several types of fresh pasta with sauces, a baked potato bar and numerous fresh fruit and vegetable items.

         At the cafeteria-style soup and sandwich counter, employees serve a variety of fresh soups and prepare fresh deli-style sandwiches to order from the extensive Wall Street Deli menu. In addition to traditional deli sandwich items, the sandwich counter offers a light fare, such as the Vegetarian sandwich, all served on fresh-baked french, whole-wheat or rye bread. The restaurants also feature daily and seasonal specials, and most of the Wall Street Delis offer a frozen yogurt bar located strategically near the check-out counter.

         The Wall Street Deli breakfast menu features freshly baked muffins, bagels, pastries and biscuits, fruit juices and seasonal fruits. A gourmet coffee section featuring flavored and specialty coffees such as espresso and cappuccino recently has been added to selected locations and is planned for inclusion in all new locations. The Company believes the high quality of its fresh baked products, including sandwich rolls, muffins, cookies and biscuits, distinguishes the Wall Street Deli from its competitors.

OTHER RESTAURANT CONCEPTS

         As of July 1, 1995, the Company owned and operated 128 quick service, delicatessen style restaurants located primarily in major metropolitan markets in the South, Northeast and Midwest. The Company's premier concept is its flagship Wall Street Deli. The Company also operates restaurants under the name R.C. Cooper's. During the 1994 fiscal year, the Company completed the process of closing the last remaining Sandwich Chef units.

         The Company launched the R.C. Cooper's Deli in 1984 as an upscale version of the old Sandwich Chef restaurants to more closely match the restaurant's layout and decor with that of the newer, larger commercial office complexes toward which the concept was targeted. R.C. Cooper's units are larger than their Sandwich Chef counterparts and generate correspondingly higher sales volumes. Originally featuring a service island in the middle of the store, the design of these units evolved to a straight-line, cafeteria-style layout. These restaurants are less expensive to develop and maintain than the Company's Wall Street Deli restaurants, feature a smaller menu, usually not including fresh-baked foods, and are generally aimed at the captive office market. There are presently 31 R.C. Cooper's units in operation, down from 44 in fiscal 1994. The Company plans to continue focusing its expansion on the flagship Wall Street Deli concept and limiting R.C. Cooper's expansion to selected situations. In addition, the Company anticipates conversion of R.C. Cooper's units, where appropriate, to Wall Street Delis.

CATERING

         The Company has an ongoing program to develop catering and delivery sales. In Memphis and Washington, D.C., the Company operates full service off-premise catering businesses. In Houston, Washington, D.C. and Chicago, a sales department actively markets the Company's catering business in conjunction with its restaurants, with food deliveries coordinated among the individual restaurants in those markets. In the remaining cities, Wall Street Deli restaurant managers are responsible for building each restaurant's catering sales.

SITE SELECTION CRITERIA AND LEASING

         The first Wall Street Deli units were opened in food courts in large retail malls. Today, the Company's primary target market focuses on high pedestrian traffic, prime downtown locations in large cities. The most desirable location for these restaurants is on the ground floor of a large office building with both a lobby entrance and a street entrance.

         The Company believes the site selection process is critical in determining the potential success of a restaurant. Senior management devotes significant time and resources to analyzing each prospective site. A variety of factors are considered in the site selection process for Wall Street Delis, including local market demographics, site visibility and accessibility and proximity to significant generators of potential customers in a two block radius. The Company also reviews competition and attempts to analyze the sales of other restaurants operating in the area.

         The Company leases all of its restaurant locations. The leases vary significantly in their terms and provisions. Annual rents generally are based on the greater of a fixed rate or a percentage of gross revenues and generally provide for escalation of rents based on increases in the lessor's annual operating expenses. The terms of the leases vary from five to ten years, with most of the more recent ones being ten years, typically with one five-year renewal option. Also see "Properties."

RESTAURANT OPERATIONS AND MANAGEMENT

         The Company believes that consistent high quality is a hallmark of its operations. The Company's restaurants attract customers on the basis of their ambiance, convenience, rapid service, and quality deli food at a reasonable price. In order to maintain the Company's standards for freshness, quality, and employee friendliness and salesmanship, the Company has for a number of years employed a "mystery shopper" program which utilizes third parties to visit and evaluate each store's operations from the customer perspective on a regular basis.

         The Company has historically done virtually no advertising, relying instead upon site selection, customer satisfaction, special promotions of daily and seasonal specials, and new products to attract customers and encourage their return.

         Retail prices vary among the different markets in which the units are located, with average lunch tickets ranging from $4.00 to $6.00, depending on location, and breakfast tickets averaging approximately one-third of that amount. Operating hours for the Company's restaurants are tailored to the location, with most units open from seven a.m. until four p.m. to serve office worker customers.

         Typical staffing for a flagship Wall Street Deli includes a manager and assistant manager, and 12 to 18 other employees. In R.C. Cooper's units, typical staffing consists of a manager and approximately four other employees. Most restaurant employees work at least 35 hours each week, which the Company considers full-time, but some part-time employees are used as appropriate.

         Unit managers, as well as district and regional managers, are compensated on a salary-plus-bonus basis, with bonuses based on sales and gross profits. The Company believes this incentive structure directly enhances restaurant quality and service. Since most of the restaurants are primarily geared to office environments, and thus to office working hours, the Company also believes that it enjoys a competitive advantage by its ability to attract and recruit employees, especially as unit managers and manager trainees, because of the absence of night and weekend restaurant hours.

         The Company prepares a weekly food and labor cost analysis and report for each unit. These analyses are completed each Wednesday afternoon and transmitted overnight to local and district managers so that local management may examine each unit's weekly productivity, affording management the ability quickly to recognize and address trends in same-store sales and profitability.

         As a result of the evaluation of its commissary operation undertaken by the Company during the past year, the Company has determined to close its remaining commissaries and convert to standardized direct store vendor distribution delivery of food and non-food items. At year end, the Memphis and Houston commissaries had been closed, the remaining ones in Birmingham, Dallas, Denver, Washington, D.C., and Chicago will be closed during fiscal 1996. These leased facilities, each encompassing 6,000 to 8,000 square feet, contain small kitchen and food preparation areas as well as storage space, and have served as distribution points for the restaurants in the cities served by commissaries.

         The Company maintains general liability, casualty and workers compensation insurance in types and coverage amounts believed by management to be reasonable in light of the Company's prior loss experience and in relation to premium costs. The Company maintains casualty insurance on its office and commissary facilities, but not on its restaurants. To date, the Company has not experienced any material uninsured casualty or liability claims or losses. The Company's workers compensation coverage is provided under a retroactive plan in which premiums consist of an annual base premium of approximately $137,000 plus actual claim costs for the prior year and subject to certain adjustments. For fiscal year 1995, the minimum premium possible was approximately $335,000 and the maximum possible was approximately $5.36 million. The Company's actual claim costs for 1995 were approximately $382,000 and for fiscal 1994 and 1993 were approximately $367,000 and $221,000, respectively.

COMPETITION

         The Company must compete both for restaurant locations and for customers against a substantial number of franchised and independent restaurant operators. The quick service restaurant business is highly competitive and is often affected by changes in local demographics, local and national economic conditions, and the tastes and eating habits of the public. The principal bases of competition in the industry are the location and attractiveness of facilities and the quality and price of the products offered.

         The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local companies, many of which are well established and have substantially greater financial resources and experience than the Company. The Company competes for its locations on the basis of design, flexibility and space utilization, and the quality of food and overall attractiveness of its restaurants. The Company competes for customers primarily on the basis of restaurant locations, ambiance, price-value relationship, unique menu and menu variety, and food product quality. While the Company believes that its delicatessen-style restaurants are distinctive in design and operating concept, it is aware of other restaurants that operate with similar concepts.

GOVERNMENT REGULATION

         Each of the Company's restaurants is subject to inspection and regulation by public health authorities. Most leasehold improvements made to the Company's restaurants are subject to local and state building code requirements. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum age requirements, overtime and other working conditions. A large number of the Company's restaurant personnel are paid at or based upon the federal minimum wage level. Accordingly, changes in such minimum wage affect the Company's labor costs. The Company believes that its conduct of business is in substantial compliance with these and other applicable government regulations.

         A significant number of the Company's employees are not covered by health insurance. The Company is unable to predict the scope or effect, if any, of any future government regulation or legislation affecting employee health care benefits.

SERVICE MARKS

         The Company's trade name "WALL STREET DELI" was registered as a service mark on the Principal Register of the United States Patent and Trademark Office in 1991. Application for registration of the Wall Street Deli design is pending. In 1990, the Company's trade name "R. C. COOPER'S" was registered as a service mark. The service mark "SANDWICH CHEF" and design was registered on the Principal Register of the United States Patent and Trademark Office in 1974.

EMPLOYEES

         As of July 1, 1995, the Company employed approximately 1,476 persons, including 49 managerial, 27 administrative and 1,400 restaurant employees. No labor unions represent any of the Company's employees. The Company considers its relationship with employees to be good.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

         The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through company-owned and company-operated restaurants. The Company has no operations outside the continental United States.

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS

 The Company leases all of its division offices, commissaries and restaurants.

         The following table shows the locations of the Company's restaurants by city at July 1, 1995:

                          Wall Street Deli           Wall Street Deli
           City               Flagships                    Other                     R.C. Cooper's         Total
------------------------      ---------               ----------------               -------------         -----
 Birmingham                      4                          4                              2                10

 Memphis                         1                          2                              9                12

 Houston                         7                          6                             --                13

 Dallas                          5                          3                             11                19

 Denver                          5                          1                              3                 9

 Washington                     16                          1                              5                22

 Chicago                        12                          1                              1                14

 Cincinnati                      3                         --                             --                 3

 St. Louis                       3                         --                             --                 3

 Philadelphia                    7                       --                         --               7

 Atlanta                         4                        1                         --               5

 Louisville                      1                       --                         --               1

 Cleveland                       2                        1                         --               3

 New York                        2                       --                         --               2

 Indianapolis                    1                       --                         --               1

 Los Angeles                     3                       --                         --               3

 Minneapolis                     1                       --                         --               1
                               ---                     ----                       ----            ----

        Totals                  77                       20                         31             128
                               ===                     ====                       ====            ====

         While the general economy in the various cities is an important element, the Company's experience is that careful placement of restaurant units in office buildings and regional malls is in many respects unique to each situation. The locations and character of the restaurants, and the effect of those elements on their suitability, adequacy, productive capacity and utilization is integral to the Company's business, and is discussed in detail in Item 1 of this Report, particularly under the caption "Site Selection Criteria and Leasing."

         Mr. Alan Kaufman and Mr. Barrow, together with a former executive officer are general partners of WESCO Associates, which leases to the Company its executive offices and commissary at Birmingham, Alabama, and of CBK Associates, which leases to the Company its catering offices and commissary in Memphis, Tennessee. The leases were entered into in April 1979 and February 1981, respectively, for terms of 10 years, and subsequently extended for five year terms ending in 1994 and 1996, respectively, and both provide for annual escalation of rents based on the consumer price index. In August, 1994 the term of the WESCO Associates lease was extended for an additional five years, to June 30, 1999. The space leased from CBK Associates was increased by approximately 40% in 1990, and in April 1995, this lease was extended four additional years to June, 2000. During the Company's 1993, 1994 and 1995 fiscal years, rents paid to WESCO Associates were $31,428, $32,400 and $33,204, respectively, and rents paid to CBK Associates were $74,808, $77,124 and $79,056, respectively.

         Mr. Alan Kaufman, Mr. Robert Barrow, Mr. Jeffrey Kaufman and Mr. Steve Barrow (Mr. Robert Barrow's son and an employee of the Company since 1988) are general partners in Rex Associates, which leases to the Company its administrative offices in Memphis, Tennessee. The administrative office lease was entered into effective as of May 1994 for a term of 10 years beginning September 1, 1994, and provides for an annual escalation of rents based on the consumer price index. During the Company's fiscal year 1995, rent paid to Rex Associates totalled $25,875.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is party to several pending legal proceedings, all of which are deemed by the management of the Company to be ordinary routine litigation incidental to the business, and none of which is believed likely to have a material adverse effect on the Company, its financial position or operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the Company's fiscal year covered by this report, no matter has been submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 4.1:                     EXECUTIVE OFFICERS

         The executive officers of the Company as of the end of fiscal 1995 were as follows:

Alan V. Kaufman                   Chairman of the Board, President and Chief Executive Officer

Robert G. Barrow                  Executive Vice President and Director

James P. Going, Jr.               Controller and Secretary

Jeffrey V. Kaufman                Senior Vice President - National Operations Manager

         Mr. Alan Kaufman, age 58, has been Chairman of the Board, Chief Executive Officer and President of the Company since its formation in November, 1966. After the close of the 1995 fiscal year, Mr. Kaufman stepped down as President and Chief Executive Officer, and continues as its Chairman. Mr. Kaufman is the father of Jeffrey V. Kaufman.

         Mr. Barrow, age 59, has been Executive Vice President and Chief Financial Officer since July 1981 and a Director of the Company since its
formation in November, 1966.   After the close of the 1995 fiscal year, Mr.
Barrow became President and Chief Executive Officer.

         Mr. Going, age 34, is a certified public accountant and served as Controller and Secretary of the Company from August, 1994 until September, 1995. Before joining the Company, Mr. Going was employed by Thomas & Betts, a manufacturing company, in 1994, and from 1991 until 1994 with Coopers & Lybrand. Mr. Going resigned his position with the Company effective September 1, 1995, and Mr. Arnold McGruder became Treasurer and Chief Accounting Officer of the Company on September 5, 1995.

         Mr. Jeffrey Kaufman, age 33, has been employed by the Company since 1985. He served as Vice President, Central Region, from 1989 until his promotion to Senior Vice President - National Operations Manager in August 1992. After the close of the 1995 fiscal year, Mr. Kaufman was named Executive Vice President and Chief Operating Officer. Mr. Kaufman is the son of Alan V. Kaufman.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol WSDI. The following table sets forth, for the fiscal periods indicated, the high and low sales prices as reported on the NASDAQ National Market System.

FISCAL 1994                                                                  High                     Low
                                                                             ----                     ---
 Quarter Ended October 2, 1993                                             12 1/4                    10
 Quarter Ended January 1, 1994                                             14 1/2                    10 3/4
 Quarter Ended April 2, 1994                                               14 1/4                    12 1/2
 Quarter Ended July 2, 1994                                                13 1/2                    12 1/4

FISCAL 1995

 Quarter Ended October 1, 1994                                             14 1/4                    11 1/2
 Quarter Ended December 31, 1994                                           14 1/4                     9 1/4
 Quarter Ended April 1, 1995                                               10                         8
 Quarter Ended July 1, 1995                                                 9 3/4                     7


         On September 21, 1995, there were approximately 448 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders.

         The Company has never declared or paid a cash dividend, and it is the present policy of the Board of Directors to retain all earnings for the development of the Company's business. Any payment of dividends in the future will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant. In the past, the Company from time to time has effected stock splits in the form of stock dividends, resulting in the issuance of additional shares of Common Stock to the shareholders of the Company. No assurances are made that the Company will effect any stock splits or declare any stock dividends in the future.

ITEM 6:  SELECTED FINANCIAL DATA

         This information is contained at Note 8 of the Notes to Consolidated Financial Statements, at page 33 of this report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of operations.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of income.

                                                                        Fiscal Year Ended
                                                            ------------------------------------------
                                                            July 3,          July 2,          July 1,
                                                             1993             1994             1995
                                                            -------          -------          ------
 Net Sales                                                    100.0%           100.0%           100.0%
 Cost of Sales                                                 85.3             84.9             86.7
                                                               ----             ----             ----
 Gross Profit                                                  14.7             15.1             13.3
 Administrative and General                                    10.2             10.8             10.9
 Provision for Estimated Loss on Disposal
   of Assets Held for Sale                                       .0               .0              4.8
                                                               ----             ----             ----
 Operating Income                                               4.5              4.3             (2.4)
 Other Income (Expenses):
   (Interest expense) and other income, net                     (.1)              .4               .1
                                                               ----             ----             ----
 Income (Loss) Before Taxes on Income (Benefit)                 4.4              4.7             (2.3)
 Taxes on Income (Benefit)                                      1.5              1.4              (.9)
                                                               ----             ----             ----
 Net Income (Loss)                                              2.9%             3.3%            (1.4)%
                                                               ====             ====             ====

FISCAL 1995 COMPARED TO FISCAL 1994

Net Sales

         Net sales increased $9,370,076 or 15.9 percent over the prior year. During the 1995 fiscal year, the Company opened fourteen new stores and sold or closed eight of its units which no longer met corporate cash flow goals. The increase in sales in 1995 over 1994 came from the fourteen new stores, including new markets in Los Angeles, California and Minneapolis, Minnesota, which had much higher sales than the eight stores closed during the year. The Company's sales by concept for each of the last two fiscal years and the percent of total sales are shown in the schedule below:


                              Total Sales                                Total Sales
       Concept                 Fiscal 1994        % of Total              Fiscal 1995        % of Total
    --------------           --------------       ----------             -------------       ----------
 Wall Street Deli               $43,202,935          73.4%                $54,117,297           79.3%
 R. C. Cooper's                  12,227,441          20.7                  10,392,019           15.2
 Catering                         2,572,184           4.4                   3,718,803            5.5
 Other                              855,483           1.5                    --                  --
                                -----------         ------                -----------          ------
 Total                          $58,858,043         100.0%                $68,228,119          100.0%
                                ===========         ======                ===========          ======

          The sales information shown above for Wall Street Deli units and R.C. Cooper's units both include catering sales made from the stores. The catering sales shown as a line item above consists only of off premises sales from the Memphis division, which has a substantial off premises catering business, and the Washington, D.C. division.

         The Company expects that the Wall Street Deli portion of its sales will continue to grow in relation to the other components, both in absolute terms and as a percentage of the Company's total sales. Present plans are to open only Wall Street Delis in the immediate future and to continue converting certain R.C.

Cooper's units into Wall Street Delis, and to sell or close others. The Company also tracks sales data for the Wall Street Deli concept by two groups, flagship and other. The Company's annual average sales per unit by concept and group for all units, and the same store sales comparisons for units open the entire twelve months of the respective periods, for each of the last two fiscal years are set forth below.

                                               Average Annual                 Same Store Sales
                                               Sales per Unit                 over prior year
                                         ------------------------       -----------------------------
                                            1994           1995           1994                  1995
                                         ----------     ---------       ------                -------
 Wall Street Deli Flagships                $740,794      $680,601          6.6%                (4.7)%
 Wall Street Deli Other                     365,184       370,553          6.6                   .6
 R.C. Cooper's Deli                         263,752       273,795          (.6)                  .3
 All Stores                                $481,224      $528,160          4.3%                (3.2)%

         During fiscal 1995, the Company implemented only insignificant price changes, and therefore considers price changes in products sold to have had an immaterial effect on sales in the current year. The Company's pricing of its food items varies slightly from store to store and city to city and among the different concepts. Pricing in the quick-service food business is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are believed to be necessary to remain competitive.

         The Company's business, particularly the sales component, is subject to both general economic conditions and competition in the market place. Same store sales in fiscal 1995 declined 3.2 percent as compared to 1994; management believes both economic uncertainties and aggressive expansion and marketing by competitors had a negative impact on same store sales. Local and national economic uncertainties, as well as actual downturns, have in the past adversely affected sales and profitability, and should be expected to have similar effects in the future. Increased competition in both established markets and new markets is also believed to be reflective of an overall trend in the industry, and the Company expects that trend will continue for the foreseeable future.

         The only seasonal effect the Company historically has experienced is that sales are usually lower in the second fiscal quarter of each year due to the number of holidays in the months of October, November and December. This affects sales because most of the Company's restaurants are located in or near office buildings.

Costs of Sales

         The cost of sales as a percentage of net sales increased in fiscal 1995 to 86.7 percent from 84.9 percent last year. The major components of cost of sales for the last two years is set out below:

                                                                                                  Percentage
                                                                                                  of Dollar
                                 Fiscal 1994     % of Sales      Fiscal 1995      % of Sales        Change
                               -------------     -----------    -------------    ------------    ------------
 Food/Paper                      $19,917,598          33.8%       $22,947,346          33.7%          15.2%
 Labor                            12,192,468          20.7         14,279,940          20.9           17.1
 Store Expenses                   16,056,012          27.3         20,045,438          29.4           24.8
 Commissary Expenses               1,827,911           3.1          1,876,244           2.7            2.6
                                 -----------       --------       -----------        -------
 Total Cost of Sales             $49,993,989          84.9%       $59,148,968          86.7%          18.3
                                 ===========       ========       ===========        =======

         The 2.1 percent increase in store expenses is the primary cause of
the 1995 increase in cost of sales.   The increase in store expenses resulted
from a decline in same store sales and lower than expected sales from certain new stores opened in 1995, both of which cause fixed store expenses to be higher as a percentage of sales. The increase in store expenses was partially offset by a decrease of .4 percent in commissary expenses.

Administrative and General Expenses

         Administrative and general expenses increased $1,149,595, or 18.2 percent, to $7,461,855 for 1995 from $6,312,260 in 1994. Included in the 1995 expenses is a fourth quarter addition of $500,000 to the Company's workers compensation insurance reserves as a result of some unfavorable claims ratios that became apparent in the fourth quarter. The Company's workers compensation coverage is provided under a retroactive plan in which premiums consist of a base premium plus actual claim costs for the prior year and subject to certain adjustments. This increase in reserves accounts for nearly half the increase over 1994 administrative and general expenses. Increased staff at the corporate level and increased computer equipment and programming charges also contributed to the increase for 1995 over 1994. The Company has made substantial commitments to new management information systems and believes these systems will help slow the growth in administrative and general expenses in the future.

Provision for Estimated Loss on Disposal of Assets Held for Sale

         The Company recorded a pre-tax charge of $3.2 million in the fourth quarter of 1995 in connection with the adoption and implementation of a plan for disposal of certain assets. This plan includes closing 11 non-performing stores located in Birmingham, Memphis, Dallas, Washington, D.C., St. Louis, Indianapolis, and Minneapolis. Management believes these store closings will eliminate both a fiscal and management strain on the Company. The 11 stores designated for closing incurred $0.4 million in pre-tax operating losses during fiscal 1995. The plan also includes closing all of the Company's remaining commissary locations in Birmingham, Memphis, Houston, Dallas, Denver, Washington, D.C., and Chicago. By closing these commissaries and converting to direct vendor delivery of food and supplies to the stores, the Company expects that it will be able to standardize its direct store distribution system and reduce costs. The Company will either sell to third parties or close the designated stores and the commissary locations at various times throughout fiscal 1996.

         The charge included approximately $2.4 million to close the 11 non-performing stores and $0.8 million to provide for closing all of the Company's remaining commissaries. Of the total $3.2 million charge recognized as an operating expense, $2.1 million is related to the write-down of equipment and fixtures and leasehold improvements, $1.0 million is a provision for anticipated lease cancellation payments and $0.1 million consists of severance payments to notified employees related to the pending commissary closings.

Interest Expense (Income), Net

         In fiscal 1995, the Company had net interest expense of $121,442 compared to interest income of $92,819 in 1994. Interest expense is related solely to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30 day LIBOR rate plus 150 basis points or the bank's prime rate. The Company had $3,150,000 outstanding against this line at July 1, 1995, up from $1,500,000 at July 2, 1994. The interest expense for fiscal 1995 of $195,834 was offset by $74,392 interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

Taxes on Income (Benefit)

         As a result of the pre-tax charge taken in the fourth quarter, the Company experienced a tax benefit for fiscal 1995 of $635,600 compared to a tax expense last year of $805,000. The effective tax rate on income was 29.1 percent in fiscal 1994, which was below the statutory rate mainly as a consequence of the availability of jobs tax credits. The Targeted Jobs Tax Credit law expired in December 1994.

FISCAL 1994 COMPARED TO FISCAL 1993

Net Sales

         Net sales increased $11,107,940 or 23.3 percent over the prior year. During the 1994 fiscal year, the Company opened nineteen new stores and sold or closed sixteen of its units which no longer met corporate cash flow goals. The increase in sales in 1994 over 1993 came from the new stores, which had higher sales than the stores closed during the year, and from an overall 4.3 percent increase in same store sales. The Company's sales by concept for the last two fiscal years and the percent of total sales are shown in the schedule below:

                               Total Sales                                 Total Sales
       Concept                 Fiscal 1993        % Total                  Fiscal 1994       % Total
    --------------           --------------       -------                 -------------      -------
 Wall Street Deli               $29,193,554         61.2%                   $43,202,935         73.4%
 R. C. Cooper's                  15,582,712         32.6                     12,227,441         20.7
 Catering                         1,503,750          3.1                      2,572,184          4.4
 Other                            1,470,087          3.1                        855,483          1.5
                                -----------        -----                    -----------        ------
 Total                          $47,750,103        100.0%                   $58,858,043        100.0%
                                ===========        =====                    ===========        ======

         The Company expects the Wall Street Deli component of its sales to continue growing, both in absolute terms and as a percentage of the Company's total sales, as management expects to open only Wall Street Delis in the immediate future and to continue disposing of the R. C. Cooper's units. The Company presently separates its sales records for the Wall Street Deli concepts into two groups, flagship and other. The Company's annual average sales per unit by concept and the same store sales comparisons for the last two fiscal years are set out below:

                                                 Average Annual               Same Store Sales
                                                 Sales per Unit               over prior year
                                         ------------------------      -----------------------------
                                            1993           1994          1993                  1994
                                         ----------     ---------      -------               -------
 Wall Street Deli Flagships                $700,256      $740,794          9.0%                 6.6%
 Wall Street Deli Other                     314,345       365,184         (2.4)                 6.6
 R.C. Cooper's Deli                         260,517       263,752         (2.2)                 (.6)
 Other                                      139,298        ---            (9.6)                 ---
 All Stores                                $362,309      $481,224          2.0%                 4.3%

         During the third quarter of fiscal 1994, the Company increased sales prices overall approximately 1.5 percent to 2.0 percent. The Company does not consider price changes in the products sold in the restaurants to have had a material effect on sales in the current year or prior periods. The Company's pricing of its food items varies slightly from store to store and city to city and among the different concepts. Pricing in the quick-service food business is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are believed to be necessary to remain competitive.

         The Company's business, particularly the sales component, is dependent on general economic conditions. Economic uncertainties as well as actual downturns, locally and nationally, have in the past adversely affected sales and/or profitability, and should be expected to have similar effects in the future. The Company is also subject to some trends associated with seasonality. Since most of the Company's restaurants are located in or near office buildings, quarterly sales have historically been affected by the number of holidays in each period; second quarter sales on a per unit basis are usually lower because of the larger number of holidays in October, November and December, while fourth quarter sales have historically been higher because of the fewer number of holidays in that period.

Costs of Sales

         The cost of sales as a percentage of net sales decreased in fiscal 1994 to 84.9 percent from 85.3 percent last year. The major components of cost of sales for the last two years are as follows:

                                                                                                  Percentage
                                                                                                  of Dollar
                                 Fiscal 1993     % of Sales      Fiscal 1994      % of Sales        Change
                               -------------     -----------    -------------    ------------    ------------
 Food/Paper                      $16,358,695          34.2%       $19,917,598          33.8%          21.6%
 Labor                             9,915,982          20.8         12,192,468          20.7           22.6
 Store Expenses                   12,864,500          27.0         16,056,012          27.3           24.8
 Commissary Expenses               1,596,870           3.3          1,827,911           3.1           14.5
                                 -----------       --------       -----------        -------
 Total Cost of Sales             $40,736,047          85.3%       $49,993,989          84.9%          22.7
                                 ===========       ========       ===========        =======


         The .4 percent improvement in cost of sales resulted primarily from a .5 percent improvement in food, paper and labor, offset by a .1 percent increase in store expenses and commissary expenses. The restaurant business is very competitive and the Company's cost of sales is affected by sales volumes, product mix and variation in costs from food and paper suppliers, as well as labor costs. The Company has systems in place to track its costs, but sudden changes in sales volumes or other costs can adversely affect its cost of sales and ultimate profitability.

Administrative and General Expenses

         Administrative and general expenses increased $1,436,296 to $6,312,260 for fiscal 1994 compared to $4,875,964 last year. In fiscal 1994, these expenses were 10.8 percent of sales versus 10.2 percent in fiscal 1993. A significant portion of the increase in costs came from the addition of a new construction department to oversee the increased level of new store openings. Additional staff was added in the accounting and operations departments, as the Company prepared for a higher level of growth in the subsequent quarters.

Interest Expense (Income), Net

         In fiscal 1994, the Company had net interest income of $92,819 compared to net interest expense of $73,522 in 1993. The interest income resulted from the investment of the net proceeds after paying off the bank debt from the May 1993 stock offering and from interest earned on notes receivable on fixtures and equipment the Company had sold. By the fourth quarter of fiscal 1994, the Company had used the remaining proceeds from the May 1993 offering and had again commenced using its bank line of credit. The bank loan balance as of July 2, 1994 was $1,500,000. The Company has a $5,500,000 unsecured bank line of credit, bearing interest at the bank's prime rate, which was 7.25 percent at July 2, 1994. The maximum amounts borrowed in the 1994, 1993 and 1992 fiscal years were $1,500,000, $4,000,000 and $3,300,000 respectively.

Taxes on Income

         The effective tax rates in fiscal 1994 were 29.1 percent and 33.5 percent in fiscal 1993. These rates are below the statutory rates due to the availability of significant tax credits. The Targeted Jobs Tax Credit law expired in December 1994.

         Effective July 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method previously used under APB Opinion No. 11 to an asset and liability approach. This approach requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the Company's financial statements and income tax returns. As permitted by FAS 109, the Company has elected not to restate prior periods' consolidated financial statements. The effect of the accounting change from the adoption of this statement did not have a material effect on the results of operations in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to obtain the cash required for the conduct of its business depends upon cash from operations and, to a lesser extent, bank borrowings. Historically, cash flow from operations and periodic bank borrowings generally have been sufficient to finance the expansion of the Company's business. Such cash flows were supplemented in May 1993, by proceeds of $7,829,016, net of expenses, from a public offering of stock. The Company does not maintain significant receivables or inventory and it receives trade credit in purchasing food and supplies. Since funds are available from cash sales, but are not required immediately to pay for food and supplies or to finance receivables or inventory, such funds may be used for non-current capital expenditures. In the process of reconfiguring the Company's production units, stores not meeting the Company's performance criteria are closed and the furniture and equipment sold. The terms of some such sales require the Company to take back notes, which are contained in the notes receivable, for all or a portion of the sale price.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. Capital expenditures for these purposes were $6,729,196, $10,278,019 and $6,680,019 for fiscal years 1993, 1994, and 1995, respectively. The Company has historically met its capital needs from short term bank borrowings and internally generated funds. The funds received from the 1993 public offering had been used by the fourth quarter of fiscal 1994, and the Company then resumed borrowing under its bank line of credit. It is presently anticipated that the Company's net capital expenditures for fiscal 1996 will be approximately $6,000,000. Cash generated from operations totaled $4,238,247, $5,026,503, and $4,337,320, for fiscal years, 1993, 1994, and 1995, respectively. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. Management of the Company is currently evaluating the impact of the adoption of this accounting standard on the Company's operating results and financial condition. Adoption of the new rules is to be accomplished by including the effect of the accounting change, if material, in the income statement of the year of initial application. It is expected that the Company will first apply the Statement in its fiscal 1997 financial statements.

IMPACT OF INFLATION

         Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. Construction costs have also increased to developers who lease space to the Company. Developers have in turn increased and may continue to increase rents for Company restaurants. In addition, most of the leases for Company restaurants contain rent escalation clauses based upon cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and supplementary data are contained at pages 16 through 33 of this report:

                                                                                                                     Page
                                                                                                                    -----
         Report of Independent Certified Public Accountants                                                            17
         Consolidated Financial Statements for Years ended July 1, 1995,
                 July 2, 1994 and July 3, 1993:
                 Consolidated Balance Sheets - July 1, 1995 and July 2, 1994                                           18
                 Consolidated Statements of Operations                                                                 20
                 Consolidated Statements of Stockholders' Equity                                                       21
                 Consolidated Statements of Cash Flows                                                                 22

         Summary of Accounting Policies                                                                                24

         Notes to Consolidated Financial Statements                                                                    26

         Selected Quarterly Financial Data (unaudited) (appearing at Note 8                                            33
            of the Notes to Consolidated Financial Statements)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Wall Street Deli, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Wall Street Deli, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Wall Street Deli, Inc. and subsidiaries at July 1, 1995 and July 2, 1994, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.



                                                 BDO Seidman, LLP

                                                 /s/ BDO Seidman, LLP


Memphis, Tennessee
August 15, 1995


                                                                      WALL STREET DELI, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED BALANCE SHEETS

                                                                               July 1, 1995      July 2, 1994
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                  $      921,616    $    1,042,353
  Accounts and notes receivable (Note 1)                                          2,104,109         1,192,046
  Inventories                                                                     1,060,503         1,673,458
  Prepaid expenses                                                                  926,594           322,833
  Refundable income taxes                                                           120,729           137,205
  Deferred tax benefit (Note 5)                                                   1,594,400           102,000
  Assets held for sale (Note 2)                                                     384,750                 -
-------------------------------------------------------------------------------------------------------------

Total current assets                                                              7,112,701         4,469,895
-------------------------------------------------------------------------------------------------------------

EQUIPMENT AND IMPROVEMENTS
  Equipment and fixtures                                                         18,399,808        17,543,531
  Leasehold improvements                                                         15,463,074        13,818,569
-------------------------------------------------------------------------------------------------------------

                                                                                 33,862,882        31,362,100

Less accumulated depreciation and
  amortization                                                                  (12,898,679)      (10,547,112)
-------------------------------------------------------------------------------------------------------------

Net equipment and improvements                                                   20,964,203        20,814,988
-------------------------------------------------------------------------------------------------------------

OTHER
  Cash surrender value of insurance ($2,191,010
   and $2,866,010 face amount) on officers' lives                                   595,554           509,029
  Long-term portion of notes receivable (Note 1)                                    431,151           807,695
  Deferred tax benefit (Note 5)                                                      60,100            68,200
-------------------------------------------------------------------------------------------------------------

Total other assets                                                                1,086,805         1,384,924
-------------------------------------------------------------------------------------------------------------

                                                                             $   29,163,709    $   26,669,807
=============================================================================================================


                                                                      WALL STREET DELI, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED BALANCE SHEETS


                                                                               July 1, 1995      July 2, 1994
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank (Note 3)                                             $    3,150,000    $    1,500,000
  Accounts payable                                                                1,873,429         1,498,110
  Accruals
   Taxes other than income                                                          722,083           891,974
   Compensation (Note 2)                                                            591,334           437,540
   Rent (Note 2)                                                                  1,265,933           399,908
   Workers' compensation                                                            314,861           250,000
   Miscellaneous                                                                    592,912           206,818
-------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         8,510,552         5,184,350
-------------------------------------------------------------------------------------------------------------



COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (NOTE 4)
  Common stock, $.05 par - shares authorized 20,000,000;
   issued 3,403,354 and 3,391,247                                                   170,168           169,562
  Additional paid-in capital                                                     10,733,141        10,720,999
  Retained earnings                                                               9,760,396        10,681,407
-------------------------------------------------------------------------------------------------------------

                                                                                 20,663,705        21,571,968

  Treasury stock, at cost, 1,075 and 7,248 shares                                   (10,548)          (86,511)
-------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                       20,653,157        21,485,457
-------------------------------------------------------------------------------------------------------------


                                                                             $   29,163,709    $   26,669,807
=============================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                       WALL STREET DELI, INC.
                                                                                             AND SUBSIDIARIES

                                                                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Year ended

                                                       July 1, 1995         July 2, 1994         July 3, 1993
-------------------------------------------------------------------------------------------------------------
NET SALES                                            $   68,228,119       $   58,858,043       $   47,750,103
-------------------------------------------------------------------------------------------------------------

COST OF SALES
  Food and paper costs                                   22,947,346           19,917,598           16,358,695
  Direct labor                                           14,279,940           12,192,468            9,915,982
  Other operating expenses                               21,921,682           17,883,923           14,461,370
-------------------------------------------------------------------------------------------------------------

TOTAL COST OF SALES                                      59,148,968           49,993,989           40,736,047
-------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                              9,079,151            8,864,054            7,014,056

Administrative and general                                7,461,855            6,312,260            4,875,964
Provision for estimated loss on
  disposal of assets held for sale (Note 2)               3,234,187                    -                    -
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                  (1,616,891)           2,551,794            2,138,092
-------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
  Interest income                                            74,392              116,564               94,535
  Interest expense                                         (195,834)             (23,745)            (168,057)
  Gain (loss) on disposal of leasehold
   improvements and equipment                               113,710               34,374              (20,418)
  Other income - net                                         68,012               82,820               74,320
-------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                                60,280              210,013              (19,620)
-------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES ON
  INCOME (BENEFIT)                                       (1,556,611)           2,761,807            2,118,472

TAXES ON INCOME (BENEFIT) (Note 5)                         (635,600)             805,000              710,000
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $     (921,011)      $    1,956,807       $    1,408,472
=============================================================================================================

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK (Note 4)                              $         (.27)      $          .58       $          .53
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING (Note 4)                                    3,422,701            3,381,892            2,668,975
=============================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Common stock                                Treasury stock
                                              -----------------------          Additional        --------------
                                               Number                           paid-in       Retained     Number
                                              of shares        Amount           capital       earnings   of shares      Amount
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1992                        2,918,110    $  145,906     $   4,028,585   $  7,317,229    438,296    $  1,299,461
  Net income for the year                             -             -                 -      1,408,472          -               -
  Proceeds from issuance of common stock        399,476        19,974         6,576,291              -   (405,524)     (1,232,751)
  Exercise of stock options                      11,025           551            85,826              -    (32,772)        (66,710)
  Cost of fractional shares purchased as the
   result of the three-for-two stock split
   (Note 4)                                           -             -                 -         (1,101)         -               -
  Purchase of treasury stock                          -             -                 -              -     10,000         120,000
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 3, 1993                         3,328,611       166,431        10,690,702      8,724,600     10,000         120,000
  Net income for the year                             -             -                 -      1,956,807          -               -
  Exercise of stock options                      62,636         3,131            30,297              -     (2,752)        (33,489)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 2, 1994                         3,391,247       169,562        10,720,999      0,681,407      7,248          86,511

  Net loss for the year                               -             -                 -       (921,011)         -               -
  Exercise of stock options                      12,107           606            12,142              -    (16,173)       (174,088)
  Purchase of treasury stock                          -             -                 -              -     10,000          98,125
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 1, 1995                         3,403,354    $  170,168     $  10,733,141   $  9,760,396      1,075    $     10,548
=================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year ended
                                                  -----------------------------------------------------------
                                                       July 1, 1995         July 2, 1994         July 3, 1993
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                  $     (921,011)      $    1,956,807       $    1,408,472
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating activities:
   Depreciation                                           3,888,278            3,115,378            2,476,931
   Provision for estimated loss on dis-
     posal of assets held for sale                        3,234,187                    -                    -
   Loss (gain) on sale of property and
       equipment                                           (113,710)             (34,374)              20,418
   Deferred income taxes                                 (1,484,300)                   -              (76,000)
   Provision for loss on notes receivable                    58,328              132,587              109,923
   Decrease (increase) in operating assets:
     Accounts receivable                                   (878,373)            (254,450)             241,547
     Inventories                                            612,955             (282,314)             (77,321)
     Prepaid expenses                                      (603,761)            (165,292)            (108,426)
     Refundable income taxes                                 16,476             (137,205)                   -
   Increase (decrease) in operating liabilities:
     Accounts payable                                       375,319              119,812              415,599
     Accruals                                               152,932              575,554             (172,896)
-------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                     4,337,320            5,026,503            4,238,247
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for purchase of property and
   equipment                                             (6,680,019)         (10,278,019)          (6,729,196)
  Proceeds from sale of property and
   equipment                                                234,250              160,290              227,293
  Payments received on notes receivable                     335,526              330,835              275,912
  Increase in cash surrender value of
   insurance on officers' lives                             (86,525)             (83,374)             (37,526)
-------------------------------------------------------------------------------------------------------------
Cash used by investing activities                        (6,196,768)          (9,870,268)          (6,263,517)
=============================================================================================================

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year ended
                                                  -----------------------------------------------------------
                                                       July 1, 1995         July 2, 1994         July 3, 1993
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net borrowings (payments) under line
   of credit                                      $       1,650,000       $    1,500,000       $   (2,000,000)
  Proceeds from exercise of stock options                   186,836               66,917              153,087
  Purchase of treasury stock                                (98,125)                   -             (120,000)
  Net proceeds from stock offering                                -                    -            7,829,016
  Purchase of fractional shares as a
   result of the three-for-two stock split                        -                    -               (1,101)


-------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                     1,738,711            1,566,917            5,861,002
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH FOR
  THE PERIOD (Note 6)                                      (120,737)          (3,276,848)           3,835,732

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                               1,042,353            4,319,201              483,469
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                       $         921,616       $    1,042,353       $    4,319,201
=============================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                           WALL STREET DELI, INC.
                                                                                                                 AND SUBSIDIARIES

                                                                                                   SUMMARY OF ACCOUNTING POLICIES

=================================================================================================================================

INDUSTRY SEGMENT             The Company operates in the quick service restaurant business.
INFORMATION

PRINCIPLES OF                The consolidated financial statements include the accounts of the Company and its
CONSOLIDATION                wholly-owned subsidiaries.  All material intercompany accounts and transactions are eliminated.

INVENTORIES                  Inventories of food and restaurant supplies are valued at the lower of cost
                             (first-in, first-out) or market.  Maintenance and office supplies are not inventoried.

EQUIPMENT,                   Equipment and improvements are stated at cost.  Depreciation of equipment is
IMPROVEMENTS,                computed using the straight-line method for financial reporting purposes over a
DEPRECIATION AND             seven year estimated useful life.  For income tax purposes, equipment depre-
AMORTIZATION                 ciation is computed using accelerated methods.

                             Leasehold improvements are amortized using the straight-line method for financial reporting purposes over the lesser of the useful life of the improvements or the term of the applicable lease.  For income tax purposes, leasehold improvements acquired prior to January 1, 1987 are amortized using the straight-line method over the term of the respective lease and improvements acquired after December
                             31, 1986 are amortized in accordance with the modified accelerated cost recovery system.

TAXES ON INCOME              Effective July 4, 1993, the Company adopted the provisions of Statement of
                             Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109").
                             Under FAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards.  Measurement of deferred income taxes is based upon enacted tax laws and tax rates, with the measurement of deferred income tax assets reduced by estimated amounts of tax benefits not likely to be realized.  In accordance with FAS 109, the Company has elected not to restate prior periods' consolidated financial statements.

                                                                                                         WALL STREET DELI, INC.
                                                                                                               AND SUBSIDIARIES

                                                                                                 SUMMARY OF ACCOUNTING POLICIES

===============================================================================================================================

                 STOCK OPTIONS                Stock options are granted, under the Company's Incentive Stock Option Plan, to
                 AND STOCK                    certain officers and key employees at the prevailing market price on the date of
                 APPRECIATION                 the grant.  Proceeds from the sale of common stock issued under these options are
                 RIGHTS                       credited to common stock or treasury stock and additional paid-in capital at the time the options are exercised.  The Company makes no charge to earnings with respect to these options.


                                              The Company maintains an Employee Stock Purchase Plan, which allows eligible employees to receive grants of stock purchase rights at generally 85% of the prevailing market rate on the offering date.

                 EARNINGS PER                 Earnings per share are based on the weighted average number of common shares
                 SHARE                        outstanding during each year.  Common stock equivalents in the form of stock options and stock purchase rights are also considered in the computation.

                 FISCAL YEAR                  The Company operates on a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year.  Fiscal year 1993 was a 53-week year.  The other fiscal year periods presented were 52 weeks.



                                                                                                         WALL STREET DELI, INC.
                                                                                                               AND SUBSIDIARIES

                                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================================================================

1.   ACCOUNTS AND            Accounts and notes receivable consist of the following:
     NOTES
     RECEIVABLE                                                                       July 1,         July 2,
                                                                                       1995            1994
                             ---------------------------------------------------------------------------------
                             Notes receivable                                 $         807,697   $  1,005,750
                             Accounts receivable                                      1,552,644      1,068,377
                             Due from landlord                                          414,883              -
                             Allowance for doubtful accounts                           (244,801)      (100,000)
                             Miscellaneous                                                4,837         25,614
                             ---------------------------------------------------------------------------------
                                                                                      2,535,260      1,999,741
                             Less long-term portion of notes
                               receivable                                              (431,151)      (807,695)
                             ---------------------------------------------------------------------------------
                                                                              $       2,104,109   $  1,192,046
                             =================================================================================

                             The Company's notes receivable generally arise from sales of equipment in connection with store closings, bear interest at rates ranging from 6 percent to
                             12 percent, are repayable monthly and are due at various dates through July 2001.
                             The notes are collateralized by store equipment.

2.  ASSETS HELD              During the fourth quarter, the Company adopted a plan designed to dispose of its
    FOR SALE                 remaining commissary locations and eleven non-performing stores.  In connection therewith a charge of $3,234,187 to implement the plan was recognized as an operating expense and included severance payments related to the commissary closings ($75,630), provision for lease cancellation payments ($1,072,320), and the write-down of equipment and fixtures and leasehold improvements to the expected net realizable value of $384,750 ($2,086,237).

3.  NOTES PAYABLE            In March 1995 the Company increased its $5,000,000 unsecured line-of-credit
    TO BANK                  agreement with a bank to $7,500,000.  Borrowings under the line are payable on demand and bear interest at the lower of (i) either the 30 day LIBOR rate plus
                             150 basis points (7-1/2%) or (ii) the bank's prime rate (9%).  Borrowings outstanding at July 1, 1995 and July 2, 1994 were $3,150,000 and $1,500,000, respectively.


                                                                                                      WALL STREET DELI, INC.
                                                                                                            AND SUBSIDIARIES

                                                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

============================================================================================================================


                                              The maximum amount of short-term borrowings outstanding during the years ended
                                              July 1, 1995, July 2, 1994 and July 3, 1993 were $3,150,000, $1,500,000 and
                                              $4,000,000, respectively.  Such borrowings averaged approximately $2,274,000 in
                                              1995, $84,000 in 1994 and $2,269,000 in 1993, with a weighted average interest rate of 7.9%, 8.1% and 6.3%, respectively, for such periods.  The interest rate was calculated by dividing the related interest expense by the average short-term borrowings outstanding during the respective periods.

4.  STOCKHOLDERS'                             The Company has an incentive stock option plan in effect under which options may be
    EQUITY                                    granted to officers, directors and employees to purchase shares of the Company's common stock at fair market value at the grant dates.  Options are exercisable upon issuance and expire up to five years from the date granted.  Changes in options outstanding are summarized as follows:

                                                                                                        Option
                                                                                                         Price
                                                                                      Shares         Per Share
                           -----------------------------------------------------------------------------------
                           BALANCE, JUNE 27, 1992                                    159,975   $     3.00-6.22
                           Granted                                                    71,250        6.33-10.50
                           Exercised                                                 (32,089)        3.00-6.33
                           Cancelled or expired                                       (2,561)        4.67-6.33
                           -----------------------------------------------------------------------------------

                           BALANCE, JULY 3, 1993                                     196,575        3.00-10.50
                           Granted                                                    46,900       10.00-12.75
                           Exercised                                                 (84,575)       3.00-11.50
                           Cancelled or expired                                         (225)             6.22
                           -----------------------------------------------------------------------------------

                           BALANCE, JULY 2, 1994                                     158,675        3.00-12.75
                           Granted                                                    42,000       11.88-13.06
                           Exercised                                                 (14,275)       6.00-11.88
                           Cancelled or expired                                       (7,550)       3.00-12.75
                           -----------------------------------------------------------------------------------

                           BALANCE, JULY 1, 1995                                     178,850   $    6.00-13.06
                           ===================================================================================

                                                                                                  WALL STREET DELI, INC.
                                                                                                        AND SUBSIDIARIES

                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

========================================================================================================================


                                              At July 1, 1995, 373,150 shares, which reflects an additional 150,000 shares which were approved as reserved at the annual shareholders meeting on November 3, 1994, were reserved for granting options under the plan, of which 194,300 shares remain available for issuance.

                                              The Company has an Employee Stock Purchase Plan which covers full-time employees meeting the employment requirements, as defined.  A maximum of
                                              142,500 shares may be issued under the plan and the employees' purchase price is the greater of 85 percent of the fair market value of the stock on the date of grant or 85 percent of the Company's cost to acquire stock for issuance under the plan.  Rights to acquire shares expire within 12
                                              months from date of grant if not exercised.   Rights to acquire 12,985,
                                              7,248 and 10,000 shares remained outstanding as of July 1, 1995, July 2,
                                              1994 and July 3, 1993, respectively.  A total of 69,628 shares were reserved under this plan as of July 1, 1995.

                                              The Company's Board of Directors declared a three-for-two stock split, effected in the form of a 50 percent stock dividend to shareholders of record on February 12, 1993.  Share, per share amounts, and stock option and rights information have been restated to reflect the stock split.  Par value of the common stock remained $.05 per share after the split.  As a result of the splits, $48,633, representing the aggregate par value of the additional shares, was transferred from retained earnings.

                                              In May 1993, the Company sold 399,476 shares of new common stock and
                                              405,524 shares of treasury stock in a public stock offering.  Total proceeds, net of expenses, aggregated $7,829,016.

5.   TAXES ON                                 Effective July 4, 1993, the Company adopted Statement of Financial Accounting
     INCOME                                   Standards No. 109, "Accounting for Income Taxes" ("FAS 109").  As permitted by
     (BENEFIT)                                FAS 109, the Company has elected not to restate prior periods' consolidated financial statements.  The effect of the accounting change from the adoption of this statement did not have a material effect on the results of operations in fiscal year 1994.


                                                                                                    WALL STREET DELI, INC.
                                                                                                          AND SUBSIDIARIES

                                                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==========================================================================================================================


The components of taxes on income are as follows:

                                                                                            Year ended
                                                            -----------------------------------------------------------------
                                                               July 1,                        July 2,                July 3,
                                                                  1995                           1994                   1993
                             ------------------------------------------------------------------------------------------------
                             Current:
                                  Federal                   $   670,700                $      625,000            $   641,000
                                  State                         178,000                       180,000                145,000
                             -----------------------------------------------------------------------------------------------

                             Total current                      848,700                       805,000                786,000
                             -----------------------------------------------------------------------------------------------
                             Deferred:
                               Federal                       (1,248,000)                            -                (76,000)
                               State                           (236,300)                            -                      -
                             -----------------------------------------------------------------------------------------------

                             Total deferred                  (1,484,300)                            -                (76,000)
                             -----------------------------------------------------------------------------------------------

                             Taxes on income (benefit)      $  (635,600)               $      805,000            $   710,000
                             ===============================================================================================

Significant components of the Company's deferred tax assets are comprised of the following at:

                                                                        July 1,                         July 2,
                                                                           1995                            1994
                             ----------------------------------------------------------------------------------
                             Provision for loss on disposal of
                                  assets held for sale              $  1,184,900                      $       -
                             Accrual for contingent losses               267,500                              -
                             Bad debt allowance                           93,000                         41,500
                             Depreciation                                 60,100                         68,200
                             Inventory overhead (UCR adjustment)          41,800                         53,500
                             Accrued vacation                              7,200                          7,000
                             ----------------------------------------------------------------------------------

                             Total deferred tax assets              $  1,654,500                      $ 170,200
                             ==================================================================================

                                                                                        WALL STREET DELI, INC.
                                                                                              AND SUBSIDIARIES

                                                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================================================


                               The deferred tax asset should be realized through future operating results. Under the provisions of the income tax accounting method previously used by the Company, APB Opinion No.
                               11, deferred taxes result from timing
                               differences in the recognition of revenue and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each at July 3, 1993 are as follows:



                               --------------------------------------------------------------------------------
                               Timing differences
                                 Depreciation                                                      $    (62,000)
                                 Gain on sale of assets                                                   7,000
                                 Other                                                                  (21,000)
                               --------------------------------------------------------------------------------
                               Deferred tax benefit                                                $    (76,000)
                               ================================================================================


                               The effective tax rate on income before taxes on income was different from the maximum federal statutory tax rate. The following summary reconciles taxes at the maximum federal statutory tax rate with actual taxes and the effective rate:

                                                                              Year ended
                                                      ---------------------------------------------------------
                                                         July 1, 1995        July 2, 1994      July 3, 1993
                               --------------------------------------------------------------------------------
                                                           $         %         $         %        $         %

                               Income taxes (benefit) at
                                 maximum statutory
                                 rate                    (529,000) (34.0)    939,000    34.0    720,000    34.0
                               Increase (decrease) in
                                 taxes resulting from:
                                  State income taxes,
                                    net of federal
                                    tax benefit           (39,000)  (2.5)    119,000     4.3     96,000     4.5
                                  Jobs tax credit and
                                    other                 (67,600)  (4.3)   (253,000)   (9.2)  (106,000)   (5.0)
                               --------------------------------------------------------------------------------
                               Taxes on income (benefit)
                                 at effective rate       (635,600) (40.8)    805,000    29.1    710,000    33.5
                               ================================================================================

                                                                                                         WALL STREET DELI, INC.
                                                                                                               AND SUBSIDIARIES

                                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================================================================



6.  SUPPLEMENTAL                              For purposes of the statements of cash flows, the Company classifies cash on hand
    CASH FLOW                                 and in savings and checking accounts and short-term investments with a maturity
    INFORMATION                               of three months or less as cash equivalents.

                                              Supplemental cash flow information:

                                                                                            Year ended
                                                                             --------------------------------------
                                                                                  July 1,      July 2,     July 3,
                                                                                     1995         1994        1993
                                              ---------------------------------------------------------------------
                                              Cash paid for:
                                                   Interest                      $192,671    $   13,745  $170,057
                                                   Income taxes                   787,367     1,065,146   820,880
                                              Non-cash financing and
                                                   investing activities:
                                                     Notes received from sale of
                                                        property and equipment    165,000       251,500   716,255
                                                     Exercise of stock options
                                                        using company stock             -         3,131       551
                                              ====================================================================

7.   COMMITMENTS                              A.  Leases
     AND
     CONTINGENCIES                            The Company and its subsidiaries lease, under noncancellable operating leases, various restaurant and commissary facilities and computer equipment.  At July 1,
                                              1995, future minimum lease payments required under leases that have initial noncancellable terms in excess of one year are as follows:

                                                                     Fiscal year                          Minimum
                                                                     ending                            lease payments
                                              ------------------------------------------------------------------------------
                                                                     1996                               $    6,569,356
                                                                     1997                                    6,022,359
                                                                     1998                                    5,528,465
                                                                     1999                                    5,399,113
                                                                     2000                                    5,197,078
                                                                     After 2000                             17,432,204
                                              ------------------------------------------------------------------------------
                                                                     Total                              $   46,148,575
                                              ==============================================================================


                                                                     WALL STREET DELI, INC.
                                                                           AND SUBSIDIARIES

                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===========================================================================================

Rent expense for each of the three years in the period ended July 1, 1995 is as follows:

                                                                   Year ended
                                               --------------------------------------------
                                                    July 1,          July 2,      July 3,
                                                       1995             1994         1993
-------------------------------------------------------------------------------------------
Basic rentals:
     Noncancellable leases (net of
       subleases)                              $     6,756,539  $   5,588,381  $  4,649,096
     Cancellable equipment leases                      206,953        221,739       194,064
-------------------------------------------------------------------------------------------
                                                     6,963,492      5,810,120     4,843,160

Contingent rentals based on sales
     under noncancellable leases                       593,964        459,367       378,948
-------------------------------------------------------------------------------------------
Total rent expense                             $     7,557,456  $   6,269,487  $  5,222,108
===========================================================================================


The Company leases certain properties from three partnerships in which certain officers of the Company are partners. Rents paid to these partnerships for the fiscal years ended 1995, 1994 and 1993 were approximately $138,100, $109,500 and $106,200, respectively.

B.  Letters of Credit

The Company has outstanding letters of credit totalling $926,000 which are primarily being used as collateral for the Company's workman's compensation insurance plan.

C.  Litigation

The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.


                                                                                                        WALL STREET DELI, INC.
                                                                                                              AND SUBSIDIARIES

                                                                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================================================================

8.   SELECTED
     QUARTERLY                                                           Thousands of dollars,
     FINANCIAL DATA                                                      except per share data
     (UNAUDITED)                                          --------------------------------------------------
                                                               1st           2nd           3rd           4th
                            --------------------------------------------------------------------------------
                            Year ended July 1, 1995:
                              Net sales                   $ 16,834      $ 16,763     $  17,153     $  17,478
                              Gross profit                   2,429         2,276         2,549         1,825
                              Income (loss) before
                               taxes on income (benefit)       702           557           712        (3,528)*
                              Net income (loss)                472           367           427        (2,187)
                              Earnings (loss) per
                               common and common
                               equivalent share                .14           .11           .12          (.64)

                            Year ended July 2, 1994:
                              Net sales                   $ 13,293      $ 13,715     $  15,419     $  16,431
                              Gross profit                   1,968         1,800         2,513         2,583
                              Income before taxes on
                               income                          640           501           707           914
                              Net income                       415           336           472           734
                              Earnings per common and
                               common equivalent
                               share                           .12           .10           .14           .22
                            ================================================================================

                            *  See Note 2 for discussion of provision for loss on disposal of assets held for sale.  In addition, the Company recorded a $500,000 increase to its workers'
                               compensation insurance reserves as a result of some unfavorable claims ratios that became apparent in the fourth quarter.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal years 1994 and 1995 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                    PART III


ITEM 10:         DIRECTORS AND EXECUTIVE OFFICERS

         Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 2, 1995, as filed with the Securities and Exchange Commission.


ITEM 11:         EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 2, 1995, as filed with the Securities and Exchange Commission.


ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 2, 1995, as filed with the Securities and Exchange Commission.

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 2, 1995, as filed with the Securities and Exchange Commission.

                                    PART IV
ITEM 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

FINANCIAL STATEMENTS

         The following financial statements are included in Part II of this report (index at page 16):

         Report of Independent Certified Public Accountants

         Consolidated Financial Statements for Years ended July 1, 1995, July 2, 1994 and July 3, 1993:

                 Consolidated Balance Sheets - July 1, 1995 and July 2, 1994 Consolidated Statements of Operations
                 Consolidated Statements of Stockholders' Equity
                 Consolidated Statements of Cash Flows

         Summary of Accounting Policies

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (unaudited)

FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule for the years ended July 1, 1995, July 2, 1994 and July 3, 1993 is filed as a part of this report:

         Report of Independent Certified Public Accountants on Financial Statement Schedule                       page 38

         Schedule II              Valuation and Qualifying Accounts                                               page 39

                 All other schedules have been omitted since the required information is not applicable or the information required is included in the financial statements or the notes thereto.

EXHIBITS

         The exhibits set forth in the following Index of Exhibits are filed as a part of this report:

Exhibit
Number                                         Description                                                           Page
-------                                        -----------                                                           ----
 3.1                      Certificate of Incorporation (1)
 3.1(a)                   Amendment to Certificate of Incorporation
                          effective November 10, 1992 (2)
 3.2                      Bylaws (1)
 4.3                      Master Note, dated March 3, 1995, payable to                                                 42
                          AmSouth Bank of Alabama by the Company
10.1                      Commercial Lease dated April 16, 1979, between
                          the Company and WESCO Associates, as amended effective
                          July 1, 1989 (3)
10.1(a)                   Extension to Commercial Lease between the Company and
                          WESCO Associates, effective June 30, 1994 (4)
10.2                      Lease dated February 20, 1981, between the
                          Company and CBK Associates, as amended by
                          Amendment Numbers 1, 2 and 3 (3)

10.3                      Commercial Lease dated May 31, 1994, between
                          the Company and Rex Associates                                                               47
10.6                      1977 Stock Option Plan (as amended to be
                          incentive stock option plan) (5)
10.7                      Extract of Minutes of the Board of Directors (5)
10.8                      1983 Incentive Stock Option Plan (6)
10.9                      1989 Incentive Stock Option Plan, as amended (7)
11                        Computation of Per Share Earnings                                                            51
21                        Subsidiaries of the Registrant                                                               52
27                        Financial Data Schedule (for SEC use only)

(1) The indicated items have been previously filed as part of, and are incorporated herein by reference to, the Company's Proxy Statement relating to the Special Shareholders Meeting held on September 25, 1986.

(2) The indicated item has been previously filed as, and is incorporated herein by reference to, the Company's Annual Report on Form 10-K for the year ended July 3, 1993. The exhibit number listed above corresponds to the exhibit number in that Form 10-K.

(3) The indicated items have been previously filed as, and are incorporated herein by reference to, exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933 (Registration No. 33-61700, as filed on April 27, 1993.) The exhibit numbers listed above correspond to the exhibit numbers in the Form S-2.

(4) The indicated item has been previously filed as, and is incorporated herein by reference to, the Company's Annual Report on Form 10-K for the year ended July 2, 1994.

(5) The indicated items have been previously filed as, and are incorporated herein by reference to, exhibits to the Company's Registration Statement on Form S-l under the Securities Act of 1933 (Registration No. 2-78902, as filed on September 28, 1982.) The exhibit numbers listed above correspond to the exhibit numbers in the Form S- 1.

(6) The indicated item has been previously filed as, and is incorporated herein by reference to, an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1984. The exhibit number listed above corresponds to the exhibit number in that Form 10-K.

(7) The indicated item has been previously filed as a part of, and is incorporated herein by reference to, the Company's Proxy Statement relating to the Annual Meeting of Shareholders held on November 4, 1992.

REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended July 1, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WALL STREET DELI, INC.


                             /s/ Robert G. Barrow
                             --------------------
                             By: ROBERT G. BARROW
                                 President
                                                              September 28, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Robert G. Barrow                     President, Principal Executive                              September 28, 1995
--------------------------------           Officer,  Principal Financial Officer
ROBERT G. BARROW                           and Director



  /s/ Arnold McGruder                      Treasurer and Principal                                     September 28, 1995
--------------------------------           Accounting Officer
ARNOLD MCGRUDER



  /s/ Alan V. Kaufman                      Chairman of the Board                                       September 28, 1995
--------------------------------
ALAN V. KAUFMAN


  /s/ William S. Atherton                  Director                                                    September 28, 1995
---------------------------------
WILLIAM S. ATHERTON



  /s/ Joe Lee Griffin                      Director                                                    September 28, 1995
-----------------------------------
JOE LEE GRIFFIN



  /s/ Louis C. Henderson, Jr.              Director                                                    September 28, 1995
--------------------------------
LOUIS C. HENDERSON, JR.



  /s/ Jake L. Netterville                  Director                                                    September 28, 1995
----------------------------------
 JAKE L. NETTERVILLE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE




Wall Street Deli, Inc.
Memphis, Tennessee


The audits referred to in our report dated August 15, 1995, relating to the consolidated financial statements of Wall Street Deli, Inc. and Subsidiaries, which are contained in Item 8 of this form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




                                    /s/ BDO Seidman, LLP

                                        BDO Seidman, LLP





Memphis, Tennessee
August 15, 1995

                                                                     SCHEDULE II



                             WALL STREET DELI, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



                                                                         Additions
                                                                       -------------
                                                        Balance     Charged
                                                      at begin-    to costs    Charged         (1)    Balance
                                                        ning of         and   to other     Deduc-      at end
Description                                              period    expenses   accounts      tions   of period
--------------------------------------------------------------------------------------------------------------
Allowance for possible losses on
  notes receivable:
    Year ended July 1, 1995                           $ 100,000    $188,960    $     -    $44,159    $ 244,801
    Year ended July 2, 1994                           $ 102,000    $ 50,588    $     -    $52,588    $ 100,000
    Year ended July 3, 1993                           $  57,000    $ 45,000    $     -    $     -    $ 102,000


----------
(1)  Amounts charged off during the year

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           _________________________



                                    EXHIBITS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES
                                       TO

                                   FORM 10-K



                             WALL STREET DELI, INC.




For the fiscal year ended July 1, 1995               Commission File No. 0-11271

                               TABLE OF CONTENTS
                                  FOR EXHIBITS



Exhibit
Number                                         Description                                                            Page
-------                                        -----------                                                            ----
 4.3                      Master Note, dated March 3, 1995, payable to                                                 41
                          AmSouth Bank of Alabama by the Company

10.3                      Commercial Lease dated May 31, 1994, between
                          the Company and Rex Associates                                                               46

11                        Computation of Per Share Earnings                                                            50

21                        Subsidiaries of the Registrant                                                               51

27                        Financial Data Schedule (for SEC use only)