Form 10-Q
period 1995-09-30
WALL STREET DELI INC
filed 1995-11-14
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

        [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
             For the quarterly period ended  September 30, 1995

                                       or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
             For the transition period from              to
                                            -------------   ----------

                          Commission File No. 0-11271



                             WALL STREET DELI, INC.
             (Exact name of registrant as specified in its Charter)


        DELAWARE                                 63-0514240
        (State of Incorporation)                 (IRS Employer I.D. No.)

                             3514 Lornaridge Drive
                           Birmingham, Alabama  35216
                    (Address of principal executive offices)

                                 (205) 822-3960
                        (Registrant's telephone number)

                    ----------------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                             ---------        ---------

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

         Class                                Outstanding at November 1, 1995
----------------------------                  -------------------------------
Common Stock, $.05 Par Value                              3,549,792

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


PART II:         OTHER INFORMATION

                 ITEM 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                 EXHIBITS:

                          Exhibit 11:      Computation of Earnings
                                           Per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                         PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

                 Consolidated Balance Sheets at September 30, 1995 and July 1, 1995.

                 Consolidated Statements of Income for the three months ended September 30, 1995 and October 1, 1994.

                 Consolidated Statements of Cash Flows for the three months ended September 30, 1995, and October 1, 1994.

         Notes to Consolidated Financial Statements.



                    --------------------------------------


             [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                      September 30, 1995    July 1, 1995
                                                                      ------------------    ------------
 ASSETS

 Current:

      Cash and equivalents                                             $  1,255,213       $    921,616
      Accounts and notes receivable                                       1,980,090          2,104,109

      Inventories (note 3)                                                  977,210          1,060,503

      Prepaid expenses                                                      221,144            926,594

      Refundable and deferred taxes                                       1,715,129          1,715,129
      Assets held for sale                                                  384,750            384,750
                                                                       ------------       ------------

            Total current assets                                       $  6,533,536       $  7,112,701

 Equipment and improvements:

      Equipment and fixtures                                             18,819,448         18,399,808
      Leasehold improvements                                             16,020,778         15,463,074
                                                                       ------------       ------------

                                                                         34,840,226         33,862,882

 Less accumulated depreciation and amortization                         (13,692,586)       (12,898,679)
                                                                       ------------       ------------

           Net equipment and improvements                                21,147,640         20,964,203
 Other:

      Long-term portion of notes receivable                                 406,427            431,151

      Cash surrender value of officers'
      life insurance                                                        595,554            595,554

      Deferred tax asset                                                     60,100             60,100
                                                                       ------------       ------------
           Total other assets                                             1,062,081          1,086,805
                                                                       ------------       ------------
                                                                       $ 28,743,257       $ 29,163,709
                                                                       ============       ============


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                        September 30, 1995    July 1, 1995
                                                                        ------------------    ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

      Notes payable                                                       $   3,150,000      $   3,150,000
      Accounts payable                                                        1,699,626          1,873,429

      Accruals                                                                3,208,420          3,487,123
                                                                          -------------      -------------

           Total current liabilities                                          8,058,046          8,510,552

 Stockholders' equity:

      Common stock                                                              169,789            170,168

      Additional paid-in capital                                             10,750,249         10,733,141

      Retained earnings                                                       9,777,852          9,760,396
                                                                          -------------      -------------

                                                                             20,697,890         20,633,705
      Less treasury stock, at cost                                              (12,679)           (10,548)
                                                                          -------------      -------------

           Total stockholders' equity                                        20,685,211         20,653,157
                                                                          -------------      -------------

                                                                          $  28,743,257      $  29,163,709
                                                                          =============      =============


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                         For the Three Months Ended
                                                                  September 30, 1995     October 1, 1994
                                                                  ------------------     ---------------
 Net sales                                                         $   17,548,919        $   16,833,703

 Costs and expenses (income):

      Costs of sales                                                   15,991,786            14,405,078

      Administrative and general expense                                1,558,301             1,620,983

      Interest expense                                                     55,778                34,000

     (Income) expense related to units
         sold or closed                                                   (74,400)               71,680
                                                                   --------------        --------------

             Total costs and expenses:                                 17,531,465            16,131,741
                                                                   --------------        --------------
 Income before taxes on income                                             17,454               701,962

 Taxes on income                                                         --                     230,000
                                                                   --------------        --------------

 Net Income                                                        $       17,454        $      471,962
                                                                   ==============        ==============

 Earnings per share                                                $          .01        $          .14
                                                                   ==============        ==============



See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        For the Three Months Ended
                                                                                   September 30, 1995  October 1, 1994
                                                                                   ------------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                                    $     17,454         $    471,962
                                                                                    ------------         ------------

      Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation                                                                  961,714              962,225
           (Gain) on sale of property and equipment                                      (74,400)              --

           Decrease (increase) in assets:
                  Accounts receivable                                                     39,536             (375,276)

                  Inventories                                                            (83,293)             300,702
                  Prepaid expenses                                                       705,450              212,277

          Increase (decrease) in liabilities:
                  Accounts payable                                                      (173,803)            (340,800)

                  Accruals                                                              (278,703)              32,343
                                                                                    ------------         ------------
         Net cash provided by operating activities                                     1,113,955            1,263,433
                                                                                    ------------         ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

         Payments for purchase of property and equipment                                (998,368)          (1,455,073)
         Proceeds from sale of property and equipment                                     94,206                 --
         Payments received on notes receivable                                           109,206               88,569

         Increase in cash surrender value of life insurance on officers                 --                    (57,083)
                                                                                    ------------         ------------
                  Net cash used by investing activities                                 (794,956)          (1,423,587)
                                                                                    ------------         ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under line of credit                                             --                   (200,000)

        Purchase of treasury stock                                                        (2,131)             (22,898)
        Exercise of employee stock options                                                16,729              129,925
                                                                                    ------------         ------------

        Net cash (used) provided by financing activities                                  14,598              (92,973)
                                                                                    ------------         ------------
 NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                          333,597             (253,127)

     CASH, beginning of period                                                           921,616            1,042,353
                                                                                    ------------         ------------
     CASH, end of period                                                            $  1,255,213         $    789,226
                                                                                    ============         ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                                   $     69,185         $     10,544

         Income taxes                                                               $     70,050         $    721,019


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the three month periods ended September 30, 1995 and October 1, 1994.

2. The results of operations for the three month periods ended September 30, 1995 and October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

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





                      ---------------------------------

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


                                                               Three months ended
                                                               ------------------
                                                   September 30, 1995         October 1, 1994
                                                   --------------------     -------------------
 Net Sales                                                100.0%                       100.0%
 Cost of Sales                                             91.1                         85.6
                                                        -------                      -------
 Gross Profit                                               8.9                         14.4
 Administrative and General                                 8.9                          9.6
                                                        -------                      -------
      Operating Income                                       .0                          4.8
 Other Income (Expenses),net                                 .1                          (.6)
                                                        -------                      -------
      Income Before Taxes on Income                          .1                          4.2
 Taxes on Income                                            --                           1.4
                                                        -------                      -------
 Net Income                                                  .1%                         2.8%
                                                        =======                      =======

Net Sales

         Net sales increased during the quarter ended September 30, 1995 by
$715,211 or 4.2% over the corresponding three months last year.   Net sales
included a decrease in same store sales of 6.6%, as well as a contribution from the Wall Street Deli units opened subsequent to July 1, 1995. Two units were opened during this first quarter of fiscal 1996, including one store in Los Angeles and one in Chicago, and two were closed during this period.

         Significant components of the Company's net sales and the percent of total sales for the three months ended September 30, 1995 and October 1, 1994 are presented in the following schedule:

                                        September 30, 1995                          October 1, 1994
                                        ------------------                          ---------------
                                     Net Sales       % of Total              Net Sales           % of Total
                                   -------------     ----------              ------------    --------------
 Wall Street Deli                      14,505,200          82.7%              13,276,660             78.9%

 R.C. Coopers                           2,059,433          11.7%               2,842,504             16.9%
 Catering                                 984,286           5.6%                 714,544              4.2%

 Other                                          0           0.0%                       0              0.0%
                                       ----------         ------              ----------              ----
 Total                                 17,548,919         100.0%              16,833,708              100%
                                       ==========         ======              ===========             ====

         The Company expects the Wall Street Deli component of its sales to continue growing, both in absolute terms and as a percentage of the Company's total sales. Management plans to open only Wall Street Delis in the immediate future and to continue either disposing the R.C. Cooper units or converting them to Wall Street Delis. The Company presently separates its sales records for the Wall Street Deli concepts into two sub-concepts: "flagship" and "other." The Company's average sales per unit by concept and the same store sales comparisons for the three months ended September 30, 1995 and October 1, 1994 are as follows:

                                  Average Sales Per Unit             Same Store Sales
                                --------------------------      ----------------------------
                                   1995             1994           1995              1994
                                ---------      -----------      ---------         ----------
 Wall Street Deli                  $161,903      $ 181,938         (7.5)%            2.4%
 Wall Street Deli Other              97,361        106,807         (8.2)%            5.3%

 R.C. Coopers                        65,533         62,800         (2.2)%           (1.7)%
 All Units                         $126,438      $ 129,558         (6.6)%            1.9%

         Increases in the Company's gross sales are all attributable to the sales volume from new stores opened during the period. The Company does not consider price changes in the products sold in the restaurants to have had a material effect on sales in the current year or prior periods. The Company's pricing of its food items varies slightly from store to store and city to city, and among the different unit types. Pricing in the quick service food industry is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are considered necessary to remain competitive.

         While overall same store sales decreased 6.6% for the quarter, versus a 1.9% increase for the first quarter last year. The Wall Street Deli flagship units did not perform up to management's expectations; same store sales for this significant group were down 7.5% this quarter, compared to the 2.4% increase during the same quarter last year. Management believes this slower rate of increase is due in part to increased competition in established markets as well as newer markets, and is also reflective of overall trends in the industry.

         The Company's business, particularly the sales component, is dependent on general economic conditions. Local and national economic uncertainties, as well as actual downturns, have in the past adversely affected sales and/or profitability, and should be expected to have similar effects in the future.

COST OF SALES

         Cost of sales as a percentage of net sales increased to 91.1% during the three months ended September 30, 1995 from 85.6% in the corresponding three months in the previous year.

         Cost of sales consists of the following significant components:

                                             For the Three Months Ended (in thousands)
                                           September 30, 1995             October 1, 1994
                                     -----------------------------    -------------------------
                                         Amount         % of Sales    Amount         % of Sales   % of Dollar Change
                                     ------------       ----------    ------         ----------   ------------------
 Food/Paper                           $ 6,416,463         36.6%     $ 5,690,899          33.8%           12.7
 Labor                                  4,186,545         23.8%       3,531,105          21.0%           18.6

 Store Expenses                         5,073,251         28.9%       4,711,365          28.0%            7.7
 Commissary Expenses                      315,527          1.8%         471,709           2.8%          (33.1)
                                     ------------         -----     -----------          -----          ----
                                     $ 15,991,786         91.1%     $14,405,078          85.6%          11.0
                                     ------------         -----     -----------          -----          ----

         The increase in food and paper costs of 2.8% resulted partially from the direct store delivery system the Company is instituting, which will result in higher food costs, but eventually should eliminate the commissary costs. However, higher food costs in commissary cities also was a major factor. The Company is instituting a major cost reduction plan that is designed to bring food costs back to their traditional level of 33-34%. Commissary expenses were lower by 1% partially offsetting the increase in food costs. Labor costs also increased 2.8% over the same quarter last year. Prior to the beginning of the quarter, management changed the compensation structure for store managers by raising the base pay and lowering certain incentive pay plans. This is expected to make the Company more competitive in hiring managers but had the effect of temporarily raising the labor costs as a percent of sales.
Management believes this program will increase sales and that eventually labor costs, as a percent of sales, will return to approximately the 22% level.

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended September 30, 1995 decreased to $1,558,301, a decrease of $62,682 or 3.9% less than the corresponding three months last year.

         This decrease was due primarily to a credit from an insurance claim of approximately $56,000 that was booked in the current quarter. Otherwise, divisional administrative and general expenses were slightly lower, but offset by an equal increase in catering sales and office expenses.

INTEREST EXPENSES, NET

         Interest expense, net, during the quarter ended September 30, 1995 increased $21,778 over the corresponding three months in the subsequent year. Interest expense for the quarter ended September 30, 1995 was $55,778 compared to interest expense of $34,000 for the three month period ended October 1, 1994.

         The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the 30-day

LIBOR plus 150 basis points, which was 7.375% at September 30, 1995.
Borrowings under this line were approximately $3,150,000 and $1,700,000 for the three months ended September 30, 1995 and October 1, 1994, respectively.

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

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. Capital expenditures for these purposes were $6,680,019, $10,278,019 and $6,729,196 for fiscal years 1995, 1994 and 1993, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1996 will be approximately $5,000,000. During the three prior years of 1995, 1994 and 1993 cash generated from operations totalled $4,337,320, $5,026,503 and $4,238,247, respectively.

         The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company's present plans call for opening ten to twelve new flagship Wall Street Deli units during fiscal 1996. Capital expenditures for the three month period ended September 30, 1995 totalled $977,344, compared to $1,957,051 for the corresponding three months of the prior year. Cash generated from operations for the three month period ended September 30, 1995 totalled $1,113,955 compared to $1,263,433 for the corresponding three months of the prior year.

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

                          -------------------------

                           PART II: OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit (11) - Computation of Earnings Per Common Share  . . . . . . . . . . . . . . . . . . . . . .  13

                 Exhibit (27) - Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the quarter ended September 30, 1995.





             -----------------------------------------------------

             [The remainder of this page intentionally left blank]

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                WALL STREET DELI, INC.



November 9, 1995                      /s/ Robert G. Barrow
                                     -------------------------------------
                                     ROBERT G. BARROW
                                     President and Chief Executive Officer




November 9, 1995                      /s/   Arnold McGruder
                                     -------------------------------------
                                     ARNOLD MCGRUDER
                                     Treasurer
                                     (Principal Financial Officer)