Form 10-Q
period 1995-12-30
WALL STREET DELI INC
filed 1996-02-12
CIK 705408

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

 [x]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                            Exchange Act of 1934
              For the quarterly period ended December 30, 1995
                                             -----------------

                                     or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities and
                            Exchange Act of 1934
         For the transition period from              to
                                        ------------    ------------

                         Commission File No. 0-11271
                                             -------


                           WALL STREET DELI, INC.
           (Exact name of registrant as specified in its Charter)


        Delaware                                               63-0514240
(State of Incorporation)                                 (IRS Employer I.D. No.)

                      400 Century Park South, Suite 116
                         Birmingham, Alabama  35226
                  (Address of principal executive offices)

                               (205) 822-3960
                       (Registrant's telephone number)

      ________________________________________________________________

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X     No
                                                -----       -----

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                                 Outstanding at February 2, 1996
----------------------------                     -------------------------------
Common Stock, $.05 Par Value                                3,407,317

                                    INDEX


                                                                                                                    Page No.
                                                                                                                    --------
PART I:  FINANCIAL INFORMATION

         ITEM 1:  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                        Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                        Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                        Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         ITEM 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .  7


PART II: OTHER INFORMATION

         ITEM 4:  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .. . . . . .  12

         ITEM 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .  13

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .  14

         EXHIBITS:

             Exhibit 11:      Computation of Earnings
                              Per Common Share . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . 15


                        PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

         Consolidated Balance Sheets at December 30, 1995 and July 1, 1995.

         Consolidated Statements of Income for the three months and six months ended December 30, 1995 and December 31, 1994.

         Consolidated Statements of Cash Flows for the six months ended December 30, 1995, and December 31, 1994.

         Notes to Consolidated Financial Statements.



                    ______________________________________


            [The remainder of this page intentionally left blank]

                            WALL STREET DELI, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                     December 30, 1995    July 1, 1995
                                                                     -----------------    ------------
 ASSETS
 Current:

      Cash and equivalents                                             $  1,439,448       $    921,616

      Accounts and notes receivable                                       1,659,295          2,104,109

      Inventories (note 3)                                                1,133,113          1,060,503

      Prepaid expenses                                                      249,315            926,594

      Refundable and deferred taxes                                       1,690,129          1,715,129

      Assets held for sale                                                  283,500            384,750
                                                                       ------------       ------------
         Total current assets                                          $  6,454,800       $  7,112,701

 Equipment and improvements:

      Equipment and fixtures                                             18,992,937         18,399,808

      Leasehold improvements                                             16,529,233         15,463,074
                                                                       ------------       ------------
                                                                         35,522,170         33,862,882

 Less accumulated depreciation and amortization                         (14,481,587)       (12,898,679)
                                                                       ------------       ------------

       Net equipment and improvements                                    21,040,583         20,964,203

 Other:

      Long-term portion of notes receivable                                 649,573            431,151

      Cash surrender value of officers'
      life insurance                                                        595,554            595,554

      Deferred tax asset                                                     60,100             60,100
                                                                       ------------       ------------
           Total other assets                                             1,305,227          1,086,805
                                                                       ------------       ------------

                                                                       $ 28,800,610       $ 29,163,709
                                                                       ============       ============


See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                                        December 30, 1995     July 1, 1995
                                                                        -----------------     ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

    Notes payable                                                          $  3,150,000       $  3,150,000

    Accounts payable                                                          1,531,611          1,873,429

    Accruals                                                                  3,381,642          3,487,123
                                                                           ------------       ------------
       Total current liabilities                                              8,063,253          8,510,552

 Stockholders' equity:

    Common stock                                                                169,789            170,168

    Additional paid-in capital                                               10,750,249         10,733,141

    Retained earnings                                                         9,829,998          9,760,396
                                                                           ------------       ------------

                                                                             20,750,036         20,633,705
    Less treasury stock, at cost                                                (12,679)           (10,548)
                                                                           ------------       ------------

       Total stockholders' equity                                            20,737,357         20,653,157
                                                                           ------------       ------------

                                                                           $ 28,800,610       $ 29,163,709
                                                                           ============       ============


See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                            For the Three                                  For the Six
                                                            Months Ended                                   Months Ended

                                            December 30, 1995       December 31, 1994       December 30, 1995      December 31, 1994
                                            -----------------       -----------------       -----------------      -----------------

 Net sales                                     $ 17,195,352           $ 16,762,711             $ 34,744,271            $ 33,597,330

 Costs and expenses (income):

    Costs of sales                               15,692,398             14,486,872               31,684,182              28,892,862

    Administrative and general expense            1,357,478              1,649,182                2,915,777               3,270,169

    Interest expense                                 58,364                 39,000                  114,142                  73,000

    Expense (income) related to units
           sold or closed                             9,966                 29,076                 (64,434)                 100,756

    Other expense net:                                 --                    2,000                    --                      2,000

             Total costs and expenses:           17,118,206             16,206,130               34,649,667              32,338,787
                                               ------------           ------------             ------------            ------------

 Income before taxes on income                       77,146                556,581                   94,604               1,258,543

 Taxes on income                                     25,000                190,000                   25,000                 420,000
                                               ------------           ------------             ------------            ------------

 NET INCOME                                    $     52,146           $    366,581             $     69,604            $    838,543
                                               ============           ============             ============            ============
 Earnings per share                            $        .01           $        .11             $        .02            $        .25
                                               ============           ============             ============            ============




See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                         For the Six Months Ended
                                                                                   December 30, 1995     December 31, 1994
                                                                                   -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $    69,604            $    838,543
                                                                                     -----------            ------------
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                 1,912,863               1,846,830
          Loss (gain) on sale of property and equipment                                  (64,434)                 45,440
          Deferred income taxes                                                           25,000                   --
          Decrease (increase) in assets:
                 Accounts receivable                                                     531,449                (560,995)
                 Inventories                                                             (72,610)                110,607
                 Prepaid expenses                                                        677,279                 118,714
         Increase (decrease) in liabilities:
                 Accounts payable                                                       (341,818)               (112,180)
                 Accruals                                                               (105,481)               (675,063)
                                                                                     -----------            ------------
        Net cash provided by operating activities                                      2,631,852               1,611,896
                                                                                     -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments for purchase of property and equipment                               (2,497,418)             (3,032,260)
        Proceeds from sale of property and equipment                                     234,500                  80,000
        Payments received on notes receivable                                            134,300                 223,102
        Increase in cash surrender value of life insurance on officers lives              --                    (121,906)
                                                                                     -----------            ------------
        Net cash used by investing activities                                         (2,128,618)             (2,851,064)
                                                                                     -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under line of credit                                                --                     800,000
       Purchase of treasury stock                                                         (2,131)                  --
       Exercise of employee stock options                                                 16,729                  37,433
                                                                                     -----------            ------------
       Net cash provided by financing activities                                          14,598                 837,433
                                                                                     -----------            ------------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                           517,832                (401,735)
    CASH, beginning of period                                                            921,616               1,042,353
                                                                                     -----------            ------------
    CASH, end of period                                                              $ 1,439,448            $    640,618
                                                                                     ===========            ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                     $   107,046            $     94,215
        Income taxes                                                                 $    93,500            $    491,923

See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 30, 1995 and the results of operations and cash flows for the three month and six month periods ended December 30, 1995 and December 31, 1994.

2. The results of operations for the six month periods ended December 30, 1995 and December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

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





               ________________________________________________

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


                                              For the Three Months Ended              For the Six Months Ended

                                        December 30, 1995   December 31, 1994   December 30, 1995  December 31, 1994
                                        -----------------   -----------------   -----------------  -----------------
Net sales                                     100.0%              100.0%               100.0%            100.0%
Cost of sales                                  91.3                86.4                 91.2              86.0
Gross profit                                    8.7                13.6                  8.8              14.0
Administrative and general                      7.9                 9.8                  8.4               9.7
     Operating income                            .8                 3.8                   .4               4.3
Other income (expenses),net                      .4                (0.4)                  .1              (0.5)
     Income before taxes on income               .4                 3.4                   .3               3.8
Taxes on income                                  .1                 1.1                   .1               1.3
Net income                                       .3                 2.3                   .2               2.5

Net Sales

     Net sales increased during the quarter ended December 30, 1995 by $432,641 or 2.6% over the corresponding three months last year. Net sales also increased by $1,146,941 or 3.4% over the corresponding six months ended December 31, 1994. Net sales includes a decrease in same store sales of 5.5% for the second quarter of fiscal 1996 as well as contributions from the Wall Street Deli units opened subsequent to July 1, 1995. The sales improvement was posted despite significantly lower sales in Washington, D.C., the Company's largest base of stores. The decline in Washington was primarily due to the government shutdown in December. Six units were opened during the first six months of fiscal 1996, and eight were sold or closed during this period. In the second quarter, four new Wall Street Deli units were opened, including two in Chicago, Illinois, one in Washington, D.C., and one in Cincinnati, Ohio.
Six units were sold or closed in the second quarter.

     Significant components of the Company's net sales and the percent of total sales for the three months and six months ended December 30, 1995 and December 31, 1994 are presented in the following schedule:


                                  For the Three Months Ended                              For the Six Months Ended
                        December 30, 1995           December 31, 1994           December 30, 1995           December 31, 1994
                   ---------------------------    -----------------------     ----------------------     -----------------------
                    Net Sales      % of Total     Net Sales    % of Total     Net Sales   % of Total     Net Sales    % of Total
                   ----------     -----------     ---------    ----------     ---------   ----------     ---------    ----------
 Wall Street Deli  $14,596,525       84.9%       $13,112,204       78.2%      $29,101,725    83.8%      $26,389,777        78.6%
 R.C. Coopers        1,722,222       10.0%         2,682,764       16.0%        3,781,655    10.9%        5,525,266        16.4%
 Catering              876,605        5.1%           967,743        5.8%        1,860,891     5.3%        1,682,287         5.0%
                   -----------      -----        -----------      -----       -----------   -----       -----------       -----
 Total             $17,195,352      100.0%       $16,762,711      100.0%      $34,744,271   100.0%      $33,597,330       100.0%
                   ===========      =====        ===========      =====       ===========   =====       ===========       =====

    The Company expects the Wall Street Deli component of its sales to continue growing, both in absolute terms and as a percentage of the Company's total sales. Management plans to open only Wall Street Delis in the immediate future and to continue either disposing of the R.C. Cooper units or converting them to Wall Street Delis. The Company presently separates its sales records for the Wall Street Deli concepts into two sub-concepts: "flagship" and "other." The Company's average sales per unit by concept and the same store sales comparisons for the three months and six months ended December 30, 1995 and December 31, 1994 are as follows:


                                         Average Sales Per Unit                        Same Store Sales
                                         ----------------------                        ----------------
                                                             For the Three Months Ended
                                  December 30, 1995   December 31, 1994     December 30, 1995    December 31, 1994
                                  -----------------   -----------------     -----------------    -----------------
 Wall Street Deli Flagships           $157,577             $167,855              (5.9)%               0.3%
 Wall Street Deli Other                103,013              101,492              (4.6)%               3.9%
 R.C. Coopers                           64,803               63,293              (4.3)%               2.0%
 All Units                             129,537              125,758              (5.5)%               1.0%



                                         Average Sales Per Unit                        Same Store Sales
                                         ----------------------                        ----------------
                                                             For the Six Months Ended
                                  December 30, 1995   December 31, 1994     December 30, 1995    December 31, 1994
                                  -----------------   -----------------     -----------------    -----------------
 Wall Street Deli Flagships            $318,987            $349,510               (7.8)%                 1.6%
 Wall Street Deli Other                 204,150             194,855               (5.6)%                 4.6%
 R.C. Coopers                           132,325             125,435               (3.8)%                (.6)%
 All Units                              261,322             256,329               (7.1)%                 1.5%


    Increases in the Company's gross sales are virtually all attributable to the sales volume from new stores opened during the period. The Company does not consider price changes in the products sold in the restaurants to have had a material effect on sales in the current year or prior periods. The Company's pricing of its food items varies slightly from store to store and city to city, and among the different unit types. Pricing in the quick service food industry is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are considered necessary to remain competitive.

     Overall same store sales decreased 5.5% for the quarter, versus a 1.0% increase for this quarter last year. The Wall Street Deli flagship units did not perform up to management's expectations; same store sales for this significant group were down 5.9% this quarter, compared to the .3% increase during the same quarter last year. Management believes this decrease is due in part to increased competition in established markets as well as newer markets, and is also reflective of overall trends in the industry.

     The Company's business, particularly the sales component, is dependent on general economic conditions. Local and national economic uncertainties, as well as actual downturns, have in the past adversely affected sales and/or profitability, and should be expected to have similar effects in the future.

COST OF SALES

     Cost of sales as a percentage of net sales increased to 91.3% during the three months ended December 30, 1995 from 86.5% in the corresponding periods in the previous year. For the six months ended December 30, 1995, cost of sales increased to 91.2% from 85.9% for the corresponding period in the prior year.

     Cost of sales consists of the following significant components:


                               For the Three Months Ended (in thousands)             For the Six Months Ended (in thousands)
                               December 30, 1995       December 31, 1994           December 30, 1995          December 31, 1994
                               -----------------       -----------------           -----------------          -----------------
                             Amount    % of Sales     Amount     % of Sales     Amount       % of Sales      Amount     % of Sales
 Food/Paper                $   6,006      35.0%      $  5,644       33.7%      $ 12,423        35.8%        $11,335        33.7%
 Labor                         4,083      23.7%         3,563       21.3%         8,268        23.8%          7,094        21.1%
 Store Expenses                5,350      31.1%         4,813       28.7%        10,423        30.0%          9,524        28.3%
 Commissary Expenses             254       1.5%           467        2.8%           570         1.6%            939         2.8%
                           ---------      -----      --------       -----      --------        -----        -------        -----
                           $  15,693      91.3%      $ 14,487       86.5%      $ 31,684        91.2%        $28,892        85.9%
                           ---------      -----      --------       -----      --------        -----        -------        -----


     The increases in food and paper costs of 1.3% and 2.1% for the three and six month periods, respectively, resulted partially from the direct store delivery system the Company is instituting, which will result in higher food costs, but eventually should eliminate the commissary costs. However, higher food costs in commissary cities also was a factor. The Company is instituting a cost reduction plan that is designed to bring food costs back to their historical level in the range of 33% to 34%. Commissary expenses were lower by 1.3% and 1.2% for the three and six months, respectively, partially offsetting the increase in food costs. Labor costs also increased 2.4% and 2.7% for the three and six months, respectively, over the corresponding periods of the previous year. Shortly before the end of fiscal 1995 management changed the compensation structure for store managers by raising the base pay and lowering certain incentive pay plans. The Company's intention is to be more competitive in hiring managers but this change has raised labor costs as a percent of sales. Management believes this program will increase sales and that eventually labor costs, as a percent of sales, will return to approximately the 22% level. Store expenses as a percentage of sales increased 2.4% and 1.7% for the three and six months over the corresponding periods of the previous year. These increases were due primarily to the fixed nature of these expenses.

PROVISION FOR ESTIMATED LOSS ON DISPOSAL OF ASSETS HELD FOR SALE

     During the fourth quarter of fiscal 1995, the Company adopted a plan designed to dispose of all its remaining commissary locations and eleven non-performing stores. In connection therewith a provision of $1,147,950 was recorded related to anticipated lease cancellation payments and severance payment to employees. One commissary was closed and one store was sold in the second quarter ended December 30, 1995. A total of four commissaries and three stores were sold or closed during the six months ended December 30, 1995. Payments of $134,343 and $335,991 were charged against the provision in the second quarter and the six months ended December 30, 1995, respectively. The Company plans to close the three remaining commissaries by June 1996 and is continuing to negotiate toward sales and/or finalize plans to close the remaining non-performing stores.

ADMINISTRATIVE AND GENERAL EXPENSES

     Administrative and general expenses for the three and six month periods ended December 30, 1995 decreased to $1,357,478 and $2,915,777, respectively, a decrease of $291,704 and $354,392 from the corresponding periods of the previous year. These decreases are due primarily to decreases in corporate and divisional administrative and general expenses.

INTEREST EXPENSES, NET

     Interest expense, net, during the six month period ended December 30, 1995 increased $41,142 over the corresponding six months in the prior year.
Interest expense for the quarter ended December 30, 1995 was $58,364 compared to interest expense of $39,000 for the three month period ended December 31, 1994.

     The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the 30-day LIBOR plus 150 basis points, which was 7.4687% at December 30, 1995. Borrowings under this line were approximately $3,150,000 and $2,300,000 for the six months ended December 30, 1995 and December 31, 1994, respectively.

TAXES ON INCOME

     The effective tax rates for the second quarter and first six months ended December 30, 1995 were 32.4% and 26.4%, respectively. These rates are below the statutory rates due to the availability of tax credits.

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

     The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company's present plans call for opening ten to twelve new flagship Wall Street Deli units during fiscal 1996. Capital expenditures for the six month period ended December 30, 1995 totalled $2,497,418, compared to $3,032,260 for the corresponding six months of the prior year. Cash generated from operations for the six month period ended December 30, 1995 totalled $2,631,852 compared to $1,611,896 for the corresponding six months of the prior year.

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

                           _______________________

                           PART II: OTHER INFORMATION


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Registrant's regular Annual Meeting of Shareholders was held on November 2, 1995. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.

      (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.

      (c) At the Annual Meeting the matters considered and voted upon (other than procedural matters and ratification of auditors) and the number of votes cast are as follows:

           Election of directors:

                                                   VOTES                     VOTES
                NAME                                FOR                    WITHHELD*
           Alan V. Kaufman                       2,960,372                  13,221

           Robert G. Barrow                      2,960,372                  13,221

           William S. Atherton                   2,960,472                  13,121

           Joe Lee Griffin                       2,960,472                  13,121

           Louis C. Henderson, Jr.               2,960,172                  13,421

           Jeffrey V. Kaufman                    2,958,206                  15,387

           Jake L. Netterville                   2,960,472                  13,121





* Includes votes withheld and broker non-votes

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit (11) - Computation of Earnings Per Common Share  . . . .  15

           Exhibit (27) - Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K:

           There were no reports on Form 8-K filed during the quarter ended December 30, 1995.






            -----------------------------------------------------

            [The remainder of this page intentionally left blank]

                                   SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                              WALL STREET DELI, INC.



February 8, 1996                   /s/ Robert G. Barrow
                                   -------------------------------------
                                   ROBERT G. BARROW
                                   President and Chief Executive Officer




February 8, 1996                   /s/   Arnold McGruder
                                   -------------------------------------
                                   ARNOLD MCGRUDER
                                   Treasurer
                                   (Principal Financial Officer)