Form 10-Q
period 1996-03-30
WALL STREET DELI INC
filed 1996-05-14
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [x]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
                 For the quarterly period ended  March 30, 1996
                                                 --------------

                                       or

 [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
          For the transition period from ____________ to ____________

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

               -----------------------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                             -------          -------

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

        Class                             Outstanding at March 30, 1996
- ----------------------------              -----------------------------
Common Stock, $.05 Par Value                      3,409,968

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


                          Exhibit 27:  Financial Data Schedule (for SEC use only)

                         PART I: FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

                 Consolidated Balance Sheets at March 30, 1996 and July 1, 1995.

                 Consolidated Statements of Income for the three months and nine months ended March 30, 1996 and April 1, 1995.

                 Consolidated Statements of Cash Flows for the nine months ended March 30, 1996, and April 1, 1995.

         Notes to Consolidated Financial Statements.



                 -------------------------------------------


             [The remainder of this page intentionally left blank]

                            WALL STREET DELI, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                     March 30, 1996       July 1, 1995
                                                                     ---------------      ------------
 ASSETS

 Current:
      Cash and equivalents                                              $  1,454,859        $    921,616

      Accounts and notes receivable                                        1,701,332           2,104,109

      Inventories (note 3)                                                   888,378           1,060,503

      Prepaid expenses                                                       238,753             926,594

      Refundable and deferred taxes                                        1,670,228           1,715,129

      Assets held for sale                                                   184,450             384,750
                                                                        ------------        ------------

            Total current assets                                        $  6,138,000        $  7,112,701

 Equipment and improvements:
      Equipment and fixtures                                              19,350,277          18,399,808

      Leasehold improvements                                              17,159,996          15,463,074
                                                                        ------------        ------------

                                                                          36,510,273          33,862,882

 Less accumulated depreciation and amortization                          (15,512,324)        (12,898,679)
                                                                        ------------        ------------
           Net equipment and improvements                                 20,997,949          20,964,203

 Other:

      Long-term portion of notes receivable                                  644,318             431,151

      Cash surrender value of officers' life insurance                       595,554             595,554

      Deferred tax asset                                                      60,100              60,100
                                                                        ------------        ------------

           Total other assets                                              1,299,972           1,086,805
                                                                        ------------        ------------

                                                                        $ 28,435,921        $ 29,163,709
                                                                        ============        ============



See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                                  March 30, 1996       July 1, 1995
                                                                  --------------       ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Notes payable                                               $  3,800,000         $ 3,150,000

      Accounts payable                                               1,052,177           1,873,429

      Accruals                                                       2,769,126           3,487,123
                                                                  ------------         -----------

           Total current liabilities                                 7,621,303           8,510,552
 Stockholders' equity:

      Common stock                                                     169,922             170,168

      Additional paid-in capital                                    10,769,656          10,733,141

      Retained earnings                                              9,887,719           9,760,396
                                                                  ------------         -----------
                                                                    20,827,297          20,633,705

      Less treasury stock, at cost                                    (12,679)            (10,548)
                                                                  ------------         -----------

           Total stockholders' equity                               20,814,618          20,653,157
                                                                  ------------         -----------

                                                                  $ 28,435,921         $29,163,709
                                                                  ============         -----------


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        For the Three                    For the Nine
                                                        Months Ended                      Months Ended
                                              March 30, 1996   April 1, 1995    March 30, 1996  April 1, 1995
                                              --------------   -------------    --------------  -------------
 Net sales                                        $16,975,001   $17,152,913      $51,719,272     $50,750,243

 Costs and expenses (income):
      Costs of sales                               15,278,399    14,603,653       46,962,583      43,591,268

      Administrative and general expense            1,632,890     1,807,107        4,573,132       5,083,051

      Interest (income) expense net                    47,678        50,759          138,665         123,759

      (Income) expense related to units               (14,685)       30,241          (79,120)        130,996
             sold or closed
      Other expense (income) net:                     (47,035)      (50,581)         (48,347)       (145,357)
                                                 ------------   -----------      -----------    ------------
             Total costs and expenses
                     (income):                     16,897,247    16,441,179       51,546,913      48,783,717
                                                   ----------   -----------      -----------      ----------

 Income before taxes on income                         77,754       711,734          172,359       1,966,526

 Taxes on income                                       20,000       285,000           45,000         700,000
                                              ---------------   -----------      -----------   -------------
 NET INCOME                                   $        57,754   $   426,734      $   127,359   $   1,266,526
                                              ===============   ===========      ===========   =============

 Earnings per share:                          $           .02   $       .12      $       .04   $         .37
                                              ===============   ===========      ===========   =============


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                 March 30, 1996          April 1, 1995
                                                                                 --------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $   127,359                $ 1,266,526
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                            2,961,199                  2,945,428
          Gain on sale of property and equipment                                   (256,973)                   (79,056)
          Deferred income taxes                                                      45,000                   (102,000)
          Decrease (increase) in assets:
                 Accounts receivable                                                396,364                   (278,380)
                 Inventories                                                        172,125                    133,894
                 Prepaid expenses                                                   687,841                    299,683
         Decrease in liabilities:
                 Accounts payable                                                  (821,252)                (1,046,054)
                 Accruals                                                          (717,997)                        --
                                                                                -----------              -------------
        Net cash provided by operating activities                                 2,593,666                  3,140,041
                                                                                -----------              -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments for purchase of property and equipment                          (3,169,600)                (4,655,243)
        Proceeds from sale of property and equipment                                244,500                    204,028
        Payments received on notes receivable                                       180,539                    140,566
        Increase in cash surrender value of life insurance on officers lives            --                    (137,414)
                                                                                -----------                -----------
        Net cash used by investing activities                                   (2,744,561)                 (4,448,063)
                                                                               ------------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under line of credit                                          650,000                  1,300,000
       Purchase of treasury stock                                                    (2,131)                   (98,125)
       Proceeds from exercise of employee stock options                              36,269                     57,032
                                                                                -----------               ------------
       Net cash provided by financing activities                                    684,138                  1,258,907
                                                                               ------------                -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                      533,243                    (49,115)
    CASH, beginning of period                                                       921,616                  1,042,353
                                                                               ------------                -----------
    CASH, end of period                                                        $  1,454,859                $   993,238
                                                                               ============                ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                               $    170,454               $    104,759
        Income taxes                                                           $    116,546               $    568,257

See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 30, 1996 and the results of operations and cash flows for the three month and nine month periods ended March 30, 1996 and April 1, 1995.

2. The results of operations for the nine month periods ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

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





                     ------------------------------------

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

                                           For the Three Months Ended           For the Nine Months Ended
                                         March 30, 1996    April 1, 1995    March 30, 1996      April 1, 1995
                                         --------------    -------------    --------------      -------------
Net sales                                    100.0%           100.0%               100.0%            100.0%
Cost of sales                                 90.0             85.1                 90.8              85.9
                                            ------           ------               ------             -----
Gross profit                                  10.0             14.9                  9.2              14.1
Administrative and general                     9.6             10.5                  8.8              10.0
                                            ------           ------               ------             -----
     Operating income                           .4              4.4                   .4               4.1
Other income (expenses),net                     --             (0.2)                 (.1)             (0.2)
                                           -------           ------               ------             -----
     Income before taxes on income              .4              4.2                   .3               3.9
Taxes on income                                 .1              1.7                   .1               1.4
                                           -------           ------               ------             -----
Net income                                      .3              2.5                   .2               2.5
                                           =======           ======               ======             =====



NET SALES

         Net sales decreased during the quarter ended March 30, 1996 by $177,912 or 1% from the corresponding three months last year. Net sales increased during the nine month period ended March 30, 1996 by $969,029 or 1.9% over the corresponding nine months last year. Net sales for the third quarter of fiscal 1996 includes a decrease in same store sales of 4.8% as compared to third quarter last year, as well as contributions from the Wall Street Deli units opened subsequent to July 1, 1995.

        Sales during the quarter were adversely affected by harsh winter weather and the federal shutdowns in Washington, D.C., the Company's largest market. The decrease also reflects a drop in the off-premises catering business operated in Memphis, Tennessee and Washington, D.C. The decrease in catering during the quarter ended March 30,1996 of $546,932 or 53% from the same quarter last year was attributable mostly to a large trade show that did not return to Memphis this year. For the nine months, off-premises catering sales were down $369,260 or 13.6% from the same period last year.

         In the third quarter, two new Wall Street Deli flagship units were opened, one in Birmingham,

Alabama and one in Washington, D.C. One Wall Street Deli located in Washington, D.C. was sold during that period, and four R.C. Coopers units were converted to Wall Street Delis. During the first nine months of fiscal 1996, a total of eight new units were opened and nine were sold or closed.

         Significant components of the Company's net sales and the percent of total sales for the three and nine months ended March 30, 1996 and April 1, 1995 are presented in the following schedule:

                                                    For the Three Months Ended
                                             March 30, 1996              April 1, 1995
                                             --------------              -------------

                                        Net Sales        % of Total    Net Sales       % of Total
                                        ---------        ----------    ---------       ----------
 Wall Street Deli                      14,707,766          86.6%      13,450,274         78.4%
 R.C. Coopers                           1,782,458          10.5%       2,670,930         15.6%
 Off-premises catering                    484,777           2.9%       1,031,709          6.0%
                                       ----------         ------      ----------        ------
 Total                                 16,975,001         100.0%      17,152,913        100.0%
                                       ==========         ======      ==========        ======


                                                      For the Nine Months Ended
                                             March 30, 1996                April 1, 1995
                                             --------------                -------------
                                     Net Sales       % of Total      Net Sales       % of Total
                                     ---------       ----------      ---------       ----------
 Wall Street Deli                      43,809,491          84.7%      39,839,119       78.5%
 R.C. Coopers                           5,564,113          10.8%       8,196,196       16.2%
 Off-premises catering                  2,345,668           4.5%       2,714,928        5.3%
                                       ----------         ------      ----------      ------
 Total                                 51,719,272         100.0%      50,750,243      100.0%
                                       ==========         ======      ==========      ======

         The Company presently plans to open only Wall Street Delis in the immediate future and to continue converting certain of the R.C. Coopers units to Wall Street Deli units and selling or closing others.

         The Company also currently tracks sales data for the Wall Street Deli concept by two groups, known as flagship and other. The Company's average sales per unit by concept and group for all units, and the same store sales comparisons for units open the entire three months and nine months ended March 30, 1996 and April 1, 1995 are as follows:

                                       Average Sales Per Unit          Same Store Sales
                                                   For the Three Months Ended

                               March 30, 1996     April 1, 1995     March 30, 1996       April 1, 1995
                               --------------     -------------     --------------       -------------
 Wall Street Deli flagships     $153,272             $164,206          (5.1)%               (4.4)%
 Wall Street Deli other           97,541               99,181          (6.7)%               (2.5)%
 R.C. Coopers                     68,556               68,830          (1.0)%               (2.5)%
 All Units                      $127,180             $128,900          (4.8)%               (3.9)%

                                            Average Sales Per Unit          Same Store Sales
                                                      For the Nine Months Ended
                               March 30, 1996     April 1, 1995     March 30, 1996       April 1, 1995
                               --------------     -------------     --------------       -------------
 Wall Street Deli flagships        $482,897          $519,175          (7.1)%                1.3%
 Wall Street Deli other             301,691           296,791          (5.9)%                2.8%
 R.C. Coopers                       200,881           179,086          (3.6)%                3.1%
 All Units                         $392,348          $388,820          (6.6)%                1.8%

         Overall same store sales (which does not include the off-premises catering operations in Memphis and Washington, D.C.) decreased 4.8% for the quarter, versus a decrease of 3.9% for the same quarter last year. Management believes this is due primarily to the pressures of increased competition in both established markets and newer markets, and is also reflective of overall trends in the industry and economic conditions. Same store sales showed improvement each month during the quarter, and this was the Company's third consecutive quarter of improved same store sales, following a low of minus 6.9% in the fourth quarter of fiscal 1995.

         Following the close of the third quarter, the Company announced a joint marketing agreement with TCBY for the sale of its products through Wall Street Deli units. The first test sites are planned for Dallas in May of 1996.


COST OF SALES

         Cost of sales as a percentage of net sales increased to 90.0% during the three months ended March 30, 1996 from 85.1% in the corresponding period in
the previous year.   Cost of sales for the nine months ended March 30, 1996
increased to 90.8% from 85.9% over the corresponding period in the previous year.

         Cost of sales consists of the following significant components:


                                                             For the Three Months Ended (000's)
                                                        March 30, 1996                 April 1, 1995
                                                     ---------------------          --------------------
                                                     Amount     % of Sales          Amount    % of Sales
 Food/Paper                                           5,954         35.1%            5,787         33.7%
 Commissary Expenses                                    139           .8%              500          2.9%
                                                    -------         ----            ------         ----
 Food/Paper & Commissary Expenses                     6,093         35.9%            6,287         36.6%
 Labor                                                3,854         22.7%            3,489         20.3%
 Store Expenses                                       5,332         31.4%            4,828         28.2%
                                                    -------         -----           ------        ------
                                                     15,279         90.0%           14,604         85.1%
                                                    =======         =====           ======         =====

                                                                For the Nine Months Ended (000's)
                                                     March 30, 1996                     April 1, 1995
                                                     --------------                     -------------
                                                    Amount    % of Sales            Amount        % of Sales
 Food/Paper                                         18,377         35.5%            17,122             33.8%
 Commissary Expenses                                   709          1.4%             1,439              2.8%
                                                    ------         -----            ------             -----
 Food/Paper & Commissary Expenses                   19,086         36.9%            18,561             36.6%
 Labor                                              12,122         23.4%            10,583             20.9%
 Store Expenses                                     15,755         30.5%            14,352             28.4%
                                                    ------         -----            ------             -----

                                                    46,963         90.8%            43,496             85.9%
                                                    ======         =====            ======             =====

         The Company has been phasing out its commissaries and expects to have closed the remaining three commissaries by the end of fiscal 1996. The increases in food and paper costs of 1.4 percentage points and 1.7 percentage points for the three and nine month periods, respectively, was due partially to the direct store delivery system the Company is instituting, resulting in higher food costs, but lower commissary costs. However, higher food costs in cities still served by the remaining commissaries also was a factor. Commissary expenses were lower by 2.1 percentage points and 1.4 percentage points for the three and nine months, respectively, partially offsetting the increase in food costs.

         Labor costs also increased 2.4 percentage points and 2.5 percentage points for the three and nine months, respectively, over the corresponding periods of the previous year. Shortly before the end of fiscal 1995 management changed the compensation structure for store managers by raising the base pay and lowering certain incentive pay plans. The Company's intention is to be more competitive in hiring managers but this change has raised labor costs as a percent of sales. Store expenses as a percentage of sales also increased 3.2 percentage points and 2.1 percentage points for the three and nine months over the corresponding periods of the previous year. These increases were due in part to the fact that many store expenses are fixed, and the percentages are thus adversely affected by decreases in sales. There were also absolute increases in rent and occupancy expenses; most of the Company's leases contain escalation provisions for increased annual expenses such as operating costs and taxes, and a number of such increases were experienced during this fiscal quarter.


PROVISION FOR ESTIMATED LOSS ON DISPOSAL OF ASSETS HELD FOR SALE

         During the fourth quarter of fiscal 1995, the Company adopted a plan designed to dispose of all its remaining commissary locations and eleven non-performing stores. In connection therewith a provision of $1,147,950 was recorded related to anticipated lease cancellation payments and severance payments to employees. One store was sold in the third quarter ended March 30, 1996. A total of four commissaries and four stores were sold or closed during the nine months ended March 30, 1996. Payments of $157,199 and $493,190 were charged against the provision in the third quarter and the nine months ended March 30, 1996, respectively. The Company plans to close the three remaining commissaries by June 1996 and is continuing to negotiate toward sales and/or finalize plans to close the remaining non-performing stores.


ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month and nine month periods ended March 30, 1996 decreased to $1,632,890 and $4,573,132, respectively, representing decreases of $174,217 and $509,919 over the corresponding periods of the previous year. These reductions are due primarily to decreases in corporate and divisional administrative and general expense. The Company continues to incur costs for computer systems and software enhancement for financial and operating systems that can support continued growth.


INTEREST EXPENSES, NET

         Interest expense, net, during the nine month period ended March 30, 1996 increased $14,906 over the corresponding nine months in the prior year. Interest expense for the quarter ended March 30, 1996 was $63,204 compared to interest expense of $50,759 for the quarter ended April 1, 1995.

         The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the 30 day LIBOR plus 150 basis points, or prime, whichever is less. The interest rate was 6.8125% at March 30, 1996. The balance of borrowings under this line was $3,800,000 and $2,800,000 as of March 30, 1996 and April 1, 1995, respectively.


TAXES ON INCOME

         The effective tax rates for the third quarter and first nine months ended March 30, 1996 were 25.7% and 26.1%, respectively. These rates are below the statutory rates due to the availability of tax credits.


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

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. Capital expenditures for these purposes were $6,680,019, $10,278,019 and $6,729,196 for fiscal years 1995, 1994 and 1993, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1996 will be approximately $4,500,000. During the three prior years of 1995, 1994 and 1993 cash generated from operations totalled $4,337,320, $5,026,503 and $4,238,247, respectively.

         The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company's present plans call for opening two more new flagship Wall Street Deli units by the end of fiscal 1996. Capital expenditures for the nine month period ended March 30, 1996 totalled $3,169,600, compared to $4,655,243 for the corresponding nine months of the prior year. Cash generated from operations for the nine month period ended March 30, 1996 totalled $2,593,666 compared to $3,140,041 for the corresponding nine months of the prior year.


IMPACT OF INFLATION

         Many of the Company's employees are paid hourly rates related to the federal minimum wage, and increases in the minimum wage have historically increased the Company's labor costs. Construction costs have also increased to developers who lease space to the Company. They, in turn, have and likely will continue to increase rents for Company restaurants. In addition, most of the leases for Company restaurants contain rental escalation clauses based upon the cost increases incurred by lessors.


                          --------------------------

                           PART II: OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit (11) - Computation of Earnings Per Common Share  . . . . . . . . . . . . . . . .   15
                 Exhibit (27) - Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the quarter ended March 30, 1996.



                       --------------------------------

             [The remainder of this page intentionally left blank]

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:                             WALL STREET DELI, INC.



May 7, 1996                        /s/ Robert G. Barrow
                                  ------------------------------------
                                  ROBERT G. BARROW
                                  President and Chief Executive Officer




May 7, 1996                        /s/   Arnold McGruder
                                  ------------------------------------
                                  ARNOLD MCGRUDER
                                  Treasurer
                                  (Principal Financial Officer)