Form 10-K405
period 1996-06-29
WALL STREET DELI INC
filed 1996-09-25
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                              ----------------

                                 FORM 10-K
(Mark One)

   [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                                    OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                           THE SECURITIES ACT OF 1934


For the fiscal year ended June 29, 1996              Commission File No. 0-11271

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

                  Yes  X                         No
                      ---                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $12,685,480 on September 19, 1996 based on the NASDAQ National Market System closing price on that date.

As of September 19, 1996 there were 3,411,740 shares of the registrant's Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form l0-K.

                               TABLE OF CONTENTS

                 Item No.                                                                                           Page
                 --------                                                                                           ----
PART I
                 1.       Business                                                                                   1
                 2.       Properties                                                                                 6
                 3.       Legal Proceedings                                                                          7
                 4.       Submission of Matters to a Vote of Security Holders                                        7
                 4.1      Executive Officers                                                                         8
PART II
                 5.       Market For the Registrant's Common Equity and Related Stockholder                          9
                          Matters

                 6.       Selected Financial Data                                                                    9

                 7.       Management's Discussion and Analysis of Financial Condition and                           10
                          Results of Operations
                 8.       Financial Statements and Supplementary Data                                               17
                 9.       Changes in and Disagreements With Accountants on Accounting and                           40
                          Financial Disclosure
PART III
                 10.      Directors and Executive Officers                                                          40
                 11.      Executive Compensation                                                                    40
                 12.      Security Ownership of Certain Beneficial Owners and Management                            40
                 13.      Certain Relationships and Related Transactions                                            40
PART IV
                 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                  Index to Financial Statement                                                      17

                                  Index to Schedules and Exhibits                                                   41

                                  Signatures                                                                        43

                                  Report of Independent Certified Public Accountants on                             38
                                  Financial Statement Schedule

                                  Financial Statement Schedule                                                      39


                 * Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                             WALL STREET DELI, INC.

                                     PART I


ITEM 1:  BUSINESS


GENERAL

         The executive headquarters and principal office of Wall Street Deli, Inc. (the "Company") are located at 400 Century Park South, Suite 116, Birmingham, Alabama 35226, telephone (205)822-3960. The Company's financial and accounting operations, as well as its central purchasing office, are located at 5683 South Rex Road, Memphis, Tennessee 38119, telephone
(901)684-1020.

         The Company operates a chain of quick service, delicatessen style restaurants, located in eighteen cities: Atlanta, Birmingham, Chicago, Cincinnati, Cleveland, Dallas, Denver, Houston, Indianapolis, Los Angeles, Louisville, Memphis, Minneapolis, Newark, New York, Philadelphia, St. Louis, and Washington, D.C. Most of the Company's 124 units are located in large suburban and downtown office buildings and are designed to serve the population in and around those buildings. Management believes the Company is one of the nation's largest restaurant chains specializing in downtown and office locations.

         The Company was organized in 1966. Originally an Alabama corporation, it was reorganized as a Delaware corporation in 1986. The name of the Company was changed from Sandwich Chef, Inc. to Wall Street Deli, Inc. in 1992.

OVERVIEW OF 1996 OPERATING RESULTS

         For fiscal 1996, Wall Street Deli reported a 1.7% increase in sales to $69.4 million. The Company recorded a net loss of $2.5 million due to lower restaurant operating margins and a non-cash charge of $4.7 million ($2.9 million after tax) taken as an operating expense related to the Company's adoption of SFAS No. 121 in the fourth quarter.

         Net sales increased during fiscal 1996 primarily due to the contribution of new restaurants opened since last year. The Wall Street Deli concept experienced revenue growth during the year, rising 9% to $59.0 million, or 85% of total revenues. Nine new units were opened during fiscal 1996 and thirteen units that did not meet the Company's performance goals were sold or closed. At the end of the year, 109 Wall Street Delis and 15 R.C. Cooper's units were in operation. Same store sales were down 5.1% for the year, reflecting increased competition in the Company's markets. Management is reviewing marketing, promotional and store-level operations for ways to improve same store sales.

         Wall Street Deli recorded a net loss of $2.5 million in fiscal 1996 related to the adoption of SFAS No. 121, compared with a net loss of $0.9 million the prior year. Without the adoption of SFAS No. 121 in 1996, pre-tax income for fiscal 1996 would have been $0.7 million.

         During fiscal 1996, the Company opened a Wall Street Deli unit in the Hartsfield International Airport in Atlanta, Georgia, under a franchise arrangement with a company specializing in airport operations. The Company views this as an opportunity to build on the Company's flexible dining concept. Current plans are to open an additional 6 to 8 company owned units during fiscal 1997.

         During the fourth quarter of 1995, the Company adopted a plan designed to dispose of its remaining commissary locations and eleven non-performing stores. In connection therewith, a provision of $1,147,950 was recorded related to anticipated lease cancellation payments and severance payments to its employees and $2,086,237 was recorded related to the write-down of equipment, fixtures and leasehold information. As of June 29, 1996, the Company had closed all the commissary locations and had closed or sold five of the eleven non-performing stores. Payments of $542,134 were charged against the provision described above during fiscal 1996. Of the remaining six stores, management has plans to close one store in October 1996, has been actively negotiating lease cancellation terms on three of the properties and has entered into negotiations to sell the remaining two properties. Management believes that all of the remaining stores will be either closed or sold within the next six to twelve months.

         During the year, the Company continued to upgrade its financial software to link all units to a centralized computer system to improve controls. The new system has reduced regional administrative costs, streamlined food distribution, and has provided management with timely information to support future growth.

THE "FLAGSHIP" WALL STREET DELI

         The typical flagship Wall Street Deli contains approximately 2,000 to 3,000 square feet and is decorated with a combination of black and white tile and hardwood flooring, mahogany paneling and cabinetry, brass railing and fixtures and vintage, black and white photographs of New York City. Outside tables with umbrellas are included where possible.

         The 76 flagship Wall Street Deli units open a full twelve months as of year-end generated average annual sales of $642,824. This compares to average annual sales of $187,000 per unit for all restaurants the Company operated in fiscal 1988, the first year the Wall Street Deli concept was launched. Because of the customer acceptance of the flagship Wall Street Deli concept and its historically higher volume relative to the Company's other concepts, the Company plans to continue its focus for future development on the flagship Wall Street Deli concept.

         The focal point of a typical Wall Street Deli is the 70-item, self-serve food bar, an island in the center of the restaurant with salad items, several types of fresh pasta with sauces, a baked potato bar and numerous fresh fruit and vegetable items.

         At the cafeteria-style soup and sandwich counter, employees serve a variety of fresh soups and prepare fresh deli-style sandwiches to order from the extensive Wall Street Deli menu. In addition to traditional deli sandwich items, the sandwich counter offers a light fare, such as the Vegetarian sandwich, all served on fresh-baked french, whole-wheat or rye bread. The restaurants also feature daily and seasonal specials, and most of the Wall Street Delis offer a frozen yogurt bar located strategically near the check-out counter. In the fourth quarter of 1996, the Company announced a joint marketing agreement with TCBY Enterprises, Inc. for the sale of its products through the Wall Street Deli units.

         The Wall Street Deli breakfast menu features freshly baked muffins, bagels, pastries and biscuits, fruit juices and seasonal fruits. A gourmet coffee section featuring flavored and specialty coffees such as espresso and cappuccino has been added to selected locations and is planned for inclusion in all new locations. The Company believes the high quality of its fresh baked products, including sandwich rolls, muffins, cookies and biscuits, distinguishes the Wall Street Deli from its competitors.

OTHER RESTAURANT CONCEPTS

         As of June 29, 1996, the Company owned and operated 124 quick service, delicatessen style restaurants located primarily in major metropolitan markets in the South, Northeast and Midwest. The Company's premier concept is its flagship Wall Street Deli. The Company also operates restaurants under the name R.C. Cooper's.

         The R.C. Cooper's restaurants are less expensive to develop and maintain than the Company's Wall Street Deli restaurants, feature a smaller menu, usually not including fresh-baked foods, and are generally aimed at the captive office market. There are presently 15 R.C. Cooper's units in operation, down from 31 in fiscal 1995. The Company plans to continue focusing its expansion on the flagship Wall Street Deli concept. In addition, the Company anticipates conversion of R.C. Cooper's units, where appropriate, to Wall Street Delis.

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

         The Company leases all of its restaurant locations. The leases vary significantly in their terms and provisions. Annual rents generally are based on the greater of a fixed rate or a percentage of gross revenues and generally provide for escalation of rents based on increases in the lessor's annual operating expenses. The terms of the leases vary from five to ten years, with most of the more recent leases being ten years, typically with one five- year renewal option. Also see "Item 2 - Properties."

RESTAURANT OPERATIONS AND MANAGEMENT


         The Company believes that consistent high quality is a hallmark of its operations. The Company's restaurants attract customers on the basis of their ambiance, convenience, rapid service, and fresh quality deli food at a reasonable price.

         The Company has historically done virtually no advertising, relying instead upon site selection, customer satisfaction, special promotions of daily and seasonal specials, and new products to attract customers and encourage their return.

         Retail prices vary among the different markets in which the units are located, with average lunch tickets ranging from $4.00 to $6.50, depending on location, and breakfast tickets averaging approximately one-third of that amount. Operating hours for the Company's restaurants are tailored to the location, with most units open from seven a.m. until four p.m. to serve office worker customers.

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

         The Company prepares a weekly food and labor cost analysis and report for each unit. These analyses are completed each Wednesday afternoon and transmitted electronically to local and district managers so that local management may examine each unit's weekly productivity, affording management the ability quickly to recognize and address trends in same-store sales and profitability.

         As a result of the evaluation of its commissary operation undertaken by the Company during 1995, the Company closed its commissaries and converted to standardized, single source direct store vendor distribution delivery of food and non-food items.

         The Company maintains general liability, casualty and workers compensation insurance in types and coverage amounts believed by management to be reasonable in light of the Company's prior loss experience and in relation to premium costs. The Company maintains casualty insurance on its office facilities, but not on its restaurants. To date, the Company has not experienced any material uninsured casualty or liability claims or losses. The Company's workers compensation coverage is provided under a plan in which premiums consist of an annual base premium plus actual claim costs for the year and subject to certain adjustments.

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

         The Company's restaurants are in competition with restaurants operated or franchised by national, regional and local companies, many of which are well established and have substantially greater financial resources and experience than the Company. The Company competes for its locations on the basis of design, flexibility and space utilization, and the quality of food and overall attractiveness of its restaurants. The Company competes for customers primarily on the basis of restaurant location, ambiance, price-value relationship, unique menu and menu variety, and food product quality. While the Company believes that its delicatessen-style restaurants are distinctive in design and operating concept, it is aware of other restaurants that operate with similar concepts.

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

         A large number of the Company's restaurant personnel are paid at or based upon the federal minimum wage level. Accordingly, changes in such minimum wage affect the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $5.15. The Company has approximately 190 employees who are paid less than $5.15 per hour.

         A significant number of the Company's employees are not covered by health insurance. The Company is unable to predict the scope or effect, if any, of any future government regulation or legislation affecting employee health care benefits.

SERVICE MARKS

         The Company's trade name "WALL STREET DELI" and its design were registered as a service mark on the Principal Register of the United States Patent and Trademark Office in 1993. In 1990, the Company's trade name "R. C. COOPER'S" was registered as a service mark. The service mark "SANDWICH CHEF" and design was registered on the Principal Register of the United States Patent and Trademark Office in 1974.

EMPLOYEES

         As of June 29, 1996, the Company employed approximately 1,420 persons, including 40 managerial, 26 administrative and 1,354 restaurant employees. No labor unions represent any of the Company's employees. The Company considers its relationship with employees to be good.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

         The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through company-owned and company-operated restaurants. The Company has no operations outside the continental United States.

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS

         The Company leases all of its division offices and restaurants.

         The following table shows the locations of the Company's restaurants by city at June 29, 1996:

                            Wall Street Deli         Wall Street Deli
   City                        Flagships                 Other                       R.C. Cooper's           Total
- -------------                 ---------                ---------                     -------------           -----
 Birmingham                      5                        4                                1                  10

 Memphis                         1                        2                                7                  10

 Houston                         7                        4                               --                  11

 Dallas                          6                        5                                4                  15

 Denver                          5                        4                                0                   9

 Washington                     18                        1                                2                  21

 Chicago                        16                        1                                1                  18

 Cincinnati                      4                       --                               --                   4

 St. Louis                       2                       --                               --                   2

 Philadelphia                    7                       --                               --                   7

 Atlanta                         4                        1                               --                   5

 Louisville                      1                       --                               --                   1

 Cleveland                       2                        1                               --                   3

 Newark                          1                       --                               --                   1

 New York                        1                       --                               --                   1

 Indianapolis                    1                       --                               --                   1

 Los Angeles                     4                       --                               --                   4

 Minneapolis                     1                       --                               --                   1
                               ---                      ---                              ---                 ---

        Totals                  86                       23                               15                 124
                                ==                       ==                               ==                 ===

         While the general economy in the various cities is an important element, the Company's experience is that careful placement of restaurant units in office buildings and regional malls is in many respects unique to each situation. The locations and character of the restaurants, and the effect of those elements on their suitability, adequacy, productive capacity and utilization is integral to the Company's business, and is discussed in Item 1 of this Report, particularly under the caption "Site Selection Criteria and Leasing."

         Mr. Alan Kaufman, Chairman of the Board, and Mr. Robert Barrow, President, are general partners of WESCO Associates, which until February 1996 leased to the Company its executive offices and commissary at Birmingham, Alabama, and of CBK Associates, which leases to the Company its catering offices in Memphis, Tennessee. The space leased from CBK Associates was increased by approximately 40% in 1990, and in April 1995, this lease was extended four additional years to June, 2000. During the Company's 1994, 1995 and 1996 fiscal years, rents paid to WESCO Associates were $32,400, $33,204 and $24,036, respectively, and rents paid to CBK Associates were $77,124, $79,056 and $74,712, respectively.

         Mr. Alan Kaufman, Mr. Robert Barrow, Mr. Jeffrey Kaufman, Executive Vice President, and Mr. Steve Barrow (Mr. Robert Barrow's son and an employee of the Company since 1988) are general partners in Rex Associates, which leases to the Company its administrative offices in Memphis, Tennessee. The administrative office lease was entered into effective as of May 1994 for a term of 10 years beginning September 1, 1994, and provides for an annual escalation of rents based on the consumer price index. During the Company's 1995 and 1996 fiscal years, rent paid to Rex Associates totalled $25,875 and $62,690, respectively.

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

ITEM 4.1:                                           EXECUTIVE OFFICERS

         The executive officers of the Company as of the end of fiscal 1996 were as follows:

Alan V. Kaufman                Chairman of the Board

Robert G. Barrow               President, Chief Executive Officer and Chief Financial Officer

Arnold McGruder                Treasurer and Chief Accounting Officer

Jeffrey V. Kaufman             Executive Vice President and Chief Operating Officer

         Mr. Alan Kaufman, age 59, was Chairman of the Board, Chief Executive Officer and President of the Company from its formation in 1966 through 1995. After the close of the 1995 fiscal year, Mr. Kaufman stepped down as President and Chief Executive Officer, and continues as its Chairman. Mr. Kaufman is the father of Jeffrey V. Kaufman.

         Mr. Robert Barrow, age 60, has been President and Chief Executive Officer since 1995. Prior to holding these positions, Mr. Barrow served as Executive Vice President and Chief Financial Officer from 1981 to 1995 and has served as a Director of the Company since its formation in 1966.

         Mr. McGruder, age 48, is a Certified Public Accountant and has served as Treasurer and Chief Accounting Officer of the Company since September 1995. Before joining the Company, Mr. McGruder was employed by Valley Products Co., Inc., as Chief Financial Officer from 1990 through 1995.

         Mr. Jeffrey Kaufman, age 35, has been employed by the Company since 1985 and has served in the position of Executive Vice President and Chief Operating Officer since 1995. He served as Vice President, Central Region, from 1989 until his promotion to Senior Vice President - National Operations Manager in August 1992 and has served as a Director of the Company since 1995. Mr. Kaufman is the son of Alan V. Kaufman.

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

FISCAL 1995                                                                  High                     Low
                                                                             ----                     ---
 Quarter Ended October 1, 1994                                           14 1/4                    11 1/2
 Quarter Ended December 31, 1994                                         14 1/4                     9 1/4
 Quarter Ended April 1, 1995                                             10                         8
 Quarter Ended July 1, 1995                                               9 3/4                     7

FISCAL 1996                                                                  High                     Low
                                                                             ----                     ---

 Quarter Ended September 30, 1995                                         9 5/8                     7
 Quarter Ended December 30, 1995                                          8 1/2                     5 1/4
 Quarter Ended March 30, 1996                                             6 5/8                     4 7/8
 Quarter Ended June 29, 1996                                              6 5/8                     5 1/8


         On August 30, 1996, there were approximately 409 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders.

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

ITEM 6:  SELECTED FINANCIAL DATA


                                1996(1)           1995(2)          1994              1993            1992
                                ----              ----             ----              ----            -----
Net sales                      $69,399,058     $68,228,119      $58,858,043      $47,750,103      $43,065,268

Net income (loss)               (2,457,706)       (921,011)       1,956,807        1,408,472          993,345

Earnings (loss) per share             (.72)           (.27)             .58              .53              .40

Average shares                   3,407,874       3,422,701        3,381,892        2,668,975        2,463,411
   outstanding
Total assets                   $25,668,894     $29,163,709      $26,669,807      $22,450,717      $14,938,540

Stockholders' equity          $18,229,590     $20,653,157      $21,485,457      $19,461,733      $10,192,259
Return on average
   stockholders' equity             (12.6)%          (4.4)%            9.6%             9.5%            10.7%
Return on average assets             (9.0)%          (3.3)%            8.0%             7.5%             6.9%
Restaurants in operation at
    year-end                          124            1282              122              119              123



1. Net loss includes a non-cash charge of $4.7 million taken as an operating expense related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

2. During the fourth quarter of fiscal 1995, the Company formally adopted a plan to close 11 existing stores and its commissary locations. In connection therewith a charge of $3.2 million to implement the plan was recognized as an operating expense.

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

                                                                               Fiscal Year Ended
                                                                 -----------------------------------------
                                                                 June 29,         July 1,           July 2,
                                                                   1996            1995              1994
                                                                 -------          ------             -----
 Net sales                                                       100.0%            100.0%           100.0%
 Cost of sales                                                    88.7              86.7             84.9
                                                                 -----             -----            -----
 Gross profit                                                     11.3              13.3             15.1
 Administrative and general                                       10.7              10.9             10.8
 Impairment of long-lived assets                                   6.8                .0               .0
 Provision for estimated loss on disposal
   of assets held for sale                                          .0               4.8               .0
                                                                 -----             -----            -----
 Operating income (loss)                                          (6.2)             (2.4)             4.3

 Other income (expenses):
   (Interest expense) and other income, net                         .4                .1               .4
                                                                 -----             -----            -----
 Income (loss) before taxes on income (benefit)                   (5.8)             (2.3)             4.7
 Taxes on income (benefit)                                        (2.2)              (.9)             1.4
                                                                 -----             -----            -----
 Net income (loss)                                                (3.6)%            (1.4)%            3.3%
                                                                 =====             =====            =====

FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales

         Net sales increased $1,170,939 or 1.7 percent over the prior year. During the 1996 fiscal year, the Company opened nine new stores and sold or closed thirteen of its units that did not meet or no longer met performance goals. The increase in sales in 1996 over 1995 came primarily from new stores, which had higher sales than stores closed during the year. The Company's sales by concept for each of the last two fiscal years and the percent of total sales are shown in the schedule below:


                                       Total Sales                           Total Sales
               Concept                 Fiscal 1996     % of Total            Fiscal 1995        % of Total
            --------------             -----------     ----------           ------------        ----------
         Wall Street Deli             $58,962,226          85.0%             $54,117,297           79.3%
         R. C. Cooper's                 7,114,922          10.3               10,392,019           15.2
         Catering                       3,321,910           4.7                3,718,803            5.5
                                      -----------          -----            ------------          -----
         Total                        $69,399,058         100.0%             $68,228,119          100.0%
                                      ===========         =====              ===========          =====

          The sales information shown above for Wall Street Deli units and R.C. Cooper's units includes catering sales made from the stores. The catering sales shown as a line item above consists only of off premises sales from the Memphis division, which has a substantial off premises catering business, and the Washington, D.C. division.

         As in the past several years, the Wall Street Deli portion of the Company's sales continued in fiscal 1996 to grow in relation to the other concepts, both in absolute terms and as a percentage of the Company's total sales. The Company presently expects to continue opening only Wall Street Delis in the immediate future and to continue converting certain R.C. Cooper's units into Wall Street Delis, and selling or closing others. The Company tracks sales data for the Wall Street Deli concept by two groups, flagship and other. The following table sets forth the Company's annual average sales per unit by concept and group for all units, and the same store sales comparisons for units open the entire twelve months of the respective periods, for each of the last two fiscal years.

                                           Average Annual                         Same Store Sales
                                           Sales Per Unit(*)                     Change From Prior Year
                                           ------------------                    ----------------------
                                         1996          1995                        1996             1995
                                         ----          ----                        ----             ----
 Wall Street Deli Flagships             642,824      $662,253                     (5.5)%           (4.7)%
 Wall Street Deli Other                 366,487       344,073                     (3.6)              .6
 R.C. Cooper's Deli                     246,353       236,009                     (3.3)              .3
 All Stores                            $532,395      $514,308                     (5.1)%           (3.2)%

(*) Average annual sales per unit are computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of R.C. Cooper's units to Wall Street Deli units.

         Same store sales in fiscal 1996 declined 5.1 percent as compared to 1995; management believes both economic uncertainties and aggressive expansion and marketing by competitors had a negative impact on same store sales.

         During fiscal 1996, the Company implemented only insignificant price changes, and therefore considers price changes in products sold to have had an immaterial effect on sales in the current year. The Company's pricing of its food items varies slightly from store to store and city to city and among the different concepts. Pricing in the quick- service food business is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are believed necessary to remain competitive.

         The only seasonal effect the Company historically has experienced is that sales are usually lower in the second fiscal quarter of each year due to the number of holidays in the months of October, November and December. This affects sales because most of the Company's restaurants are located in or near office buildings.

Costs of Sales

         The cost of sales as a percentage of net sales increased in fiscal 1996 to 88.7 percent from 86.7 percent last year. The major components of cost of sales for the last two years is set out below:

                                                                                                       Percentage
                                                                                                       of Dollar
                                  Fiscal 1996        % of Sales         Fiscal 1995    % of Sales        Change
                                 -------------      -----------       -------------    ----------     ------------

 Food/Paper                        $24,160,921        34.9%             $22,947,346      33.7%            5.3%
 Labor                              16,156,153        23.3               14,279,940      20.9             13.1
 Store Expenses                     20,434,213        29.4               20,045,438      29.4              2.0
 Commissary Expenses                   789,190         1.1                1,876,244       2.7            (57.9)
                                   -----------        ----              -----------      ----
 Total Cost of Sales               $61,540,477        88.7%             $59,148,968      86.7%             4.0%
                                   ===========        ====              ===========      ====

         The increase in labor costs is largely attributable to the Company's decision at the end of fiscal 1995 to change the compensation structure for store managers by raising the base pay and lowering certain incentive pay plans. The Company's purpose in instituting this structure is to be more competitive in hiring managers but this change has raised labor costs as a percentage of sales.

         The Company completed the process of phasing out its commissaries during fiscal 1996 and a single source vendor system was fully implemented by June of 1996. The increase in food and paper costs of 1.2 percentage points was due partially to the new direct store delivery system resulting in higher food and paper costs but lower commissary costs. Commissary expenses were reduced 1.6 percentage points, offsetting the increase in food costs.

Administrative and General Expenses

         Administrative and general expenses decreased $38,281, or .5 percent, to $7,423,574 for 1996 from $7,461,855 in 1995. The Company has made substantial commitments to new management information systems, which are intended to help slow the growth in administrative and general expenses and provide administrative efficiencies in the future.

Impairment of Long-Lived Assets

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires the evaluation of assets based on estimated future cash flows. Although early adoption of SFAS No. 121 is encouraged, it is not required until the first quarter of fiscal 1997. Wall Street Deli elected to adopt SFAS No. 121 in the fourth quarter of 1996.

         As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company recorded its initial, non-cash charge upon adoption of SFAS No. 121 in 1996, resulting in a significant effect on results of operations. Historically, the Company had evaluated and measured its restaurant properties for impairment by groups on a regional basis to determine if the region was operating at a loss or was expected to operate at a loss in the future. The Company's previous accounting policy required no evaluation of impairment for the fiscal years 1994 and 1995 due to each region's operating history and expected future performance. As a result of adopting SFAS No. 121, the Company now evaluates and measures for impairment on an individual store basis. This change resulted in a charge of $4,712,562 to reduce the carrying amount of 14 units or 11% of all Company restaurant units. The charge represented approximately 13% of the total carrying amount of long-lived assets. The reduced carrying amount of assets is presently expected to reduce 1997 depreciation and amortization by approximately $600,000. Also, because the Company now evaluates each restaurant unit for impairment, future charges, while not expected to approach the magnitude of the initial charge recorded in 1996, are reasonably possible as estimates of future cash flows change. These charges will generally arise as estimates used in the evaluation and measurement of impairment upon adoption of SFAS No. 121 are refined based on new information or as a result of future events or changes in circumstances that cause other stores to be impaired. Also, any future expenditures for impaired units that would normally be capitalized will have to be immediately evaluated for recoverability.

         The initial impact of adopting SFAS No. 121, as well as its ongoing application, will generally result in lower closure costs or increased gains for impaired stores that are closed or sold, respectively.

Interest Expense

         In fiscal 1996, the Company had net interest expense of $188,038 compared to net interest expense of $121,442 in 1995. Interest expense is related solely to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30 day LIBOR rate plus 175 basis points or the bank's quoted cost of funds plus 175 basis points. The Company had $2,500,000 outstanding against this line at June 29, 1996, down from $3,150,000 at July 1, 1995. The interest expense for fiscal 1996 of $245,752 was offset by $57,714 interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

Taxes on Income (Benefit)

         As a result of the impairment charge recognized in the fourth quarter, the Company experienced a tax benefit for fiscal 1996 of $1,536,500 compared to a tax benefit last year of $635,600. The effective tax benefit on income was
38.5 percent in fiscal 1996, which was greater than the statutory rate, mainly as a consequence of the availability of tax credits.

FISCAL 1995 COMPARED TO FISCAL 1994

Net Sales

         Net sales in fiscal 1995 increased $9,370,076 or 15.9 percent over the prior year. During the 1995 fiscal year, the Company opened 14 new stores and sold or closed eight of its units which no longer met corporate cash flow goals. The increase in sales in 1995 over 1994 came from the 14 new stores, including new markets in Los Angeles, California and Minneapolis, Minnesota, which had much higher sales than the 8 stores closed during the year. The Company's sales by concept for each of fiscal 1994 and fiscal 1995 and the percent of total sales are shown in the schedule below:

                                Total Sales                                 Total Sales
       Concept                  Fiscal 1995        % of Total               Fiscal 1994        % of Total
    --------------             -------------       ----------             --------------       ----------
 Wall Street Deli                $54,117,297          79.3%                   $43,202,935         73.4%
 R. C. Cooper's                   10,392,019          15.2                     12,227,441         20.7
 Catering                          3,718,803           5.5                      2,572,184          4.4
 Other                                 --               --                        855,483          1.5
                                 -----------         -----                    -----------        -----
 Total                           $68,228,119         100.0%                   $58,858,043        100.0%
                                 ===========         =====                    ===========        =====



          The sales information shown above for Wall Street Deli units and R.C. Cooper's units both include catering sales made from the stores. The catering sales shown as a line item above consists only of off premises sales from the Memphis division, which has a substantial off premises catering business.

         The Company also tracks sales data for the Wall Street Deli concept by two groups, flagship and other. The Company's annual average sales per unit by concept and group for all units, and the same store sales comparisons for units open the entire twelve months of the respective periods, for each of the last two fiscal years are set forth below.

                                                Average Annual                     Same Store Sales
                                                Sales Per Unit                  Change From Prior Year
                                           -------------------------            ------------------------
                                              1995           1994                1995            1994
                                           ---------      ----------            -----          ------
 Wall Street Deli Flagships                 $680,601        $740,794              (4.7)%         6.6%
 Wall Street Deli Other                      370,533         365,184                .6           6.6
 R.C. Cooper's Deli                          273,795         263,752                .3           (.6)
 All Stores                                 $528,160        $481,224              (3.2)%         4.3%

         During fiscal 1995, the Company implemented only insignificant price changes, and therefore considers price changes in products sold to have had an immaterial effect on sales in the current year. The Company's pricing of its food items varies slightly from store to store and city to city and among the different concepts. Pricing in the quick- service food business is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are believed to be necessary to remain competitive.

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

Costs of Sales

         The cost of sales as a percentage of net sales increased in fiscal 1995 to 86.7 percent from 84.9 percent in the prior year. The major components of cost of sales for fiscal 1994 and fiscal 1995 are set out below:

                                                                                                         Percentage
                                                                                                         of Dollar
                                    Fiscal 1995        % of Sales       Fiscal 1994     % of Sales         Change
                                   -------------      -----------     -------------     -----------     ------------
 Food/Paper                        $22,947,346            33.7%       $19,917,598          33.8%            15.2%
 Labor                              14,279,940             20.9        12,192,468          20.7             17.1
 Store Expenses                     20,045,438             29.4        16,056,012          27.3             24.8
 Commissary Expenses                 1,876,244              2.7         1,827,911           3.1              2.6
                                   -----------          -------       -----------       -------
 Total Cost of Sales               $59,148,968             86.7%      $49,993,989          84.9%            18.3
                                   ===========          =======       ===========       =======

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

Administrative and General Expenses

         Administrative and general expenses increased $1,149,595, or 18.2 percent, to $7,461,855 for 1995 from $6,312,260 in 1994. Included in the 1995 expenses is a fourth quarter addition of $500,000 to the Company's insurance reserves as a result of some unfavorable claims ratios that became apparent in the fourth quarter. The Company's coverages are provided under retroactive plans in which premiums consist of a base premium plus actual claim costs for the prior year and subject to certain adjustments. This increase in reserves accounts for nearly half the increase over 1994 administration and general expenses. Increased staff at the corporate level and increased computer equipment and programming charges also contributed to the increase for 1995 over 1994.

Provision for Estimated Loss on Disposal of Assets Held for Sale

         The Company recorded a pre-tax charge of $3,234,187 in the fourth quarter of 1995 in connection with the adoption and implementation of a plan for disposal of certain assets. This plan included closing 11 non-performing stores located in Birmingham, Memphis, Dallas, Washington, D.C., St. Louis, Indianapolis, and Minneapolis, and closing all of the Company's remaining commissary locations.

         In connection with this plan a provision of $2,086,237 was recorded related to the write-down of equipment, fixtures and leasehold improvements, and a provision of $1,147,950 was recorded related to anticipated lease cancellation payments and severance payments to employees. As of June 29, 1996, the Company had closed all the commissary locations and had closed or sold five of the eleven non-performing stores. Payments of $542,134 were charged against the provision during fiscal 1996. Of the remaining six stores, management has plans to close one store in October 1996, has been actively negotiating lease cancellation terms on three of the properties and has entered into negotiations to sell the remaining two properties. Management believes that all of the remaining stores will be either closed or sold within the next six to twelve months.

Interest Expense (Income)

         In fiscal 1995, the Company had net interest expense of $121,442 compared to interest income of $92,819 in 1994. Interest expense is related solely to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30 day LIBOR rate plus 150 basis points or the bank's prime rate. The Company had $3,150,000 outstanding against this line at July 1, 1995, up from $1,500,000 at July 2, 1994. The interest expense for fiscal 1995 of $195,834 was offset by $74,392 interest earned by the Company on notes receivable from prior sale of fixtures and equipment in various stores.

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

IMPACT OF INFLATION

         Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $5.15. The Company has approximately 190 employees who are paid less than $5.15 per hour. Construction costs have also increased to developers who lease space to the Company. Developers have in turn increased and may continue to increase rents for Company restaurants. In addition, most of the leases for Company restaurants contain rent escalation clauses based upon cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to obtain the cash required for the conduct of its business depends upon cash from operations and, to a lesser extent, bank borrowings. Historically, cash flow from operations and periodic bank borrowings generally have been sufficient to finance the expansion of the Company's business. The Company does not maintain significant receivables or inventory and it receives trade credit in purchasing food and supplies. Since funds are available from cash sales, but are not required immediately to pay for food and supplies or to finance receivables or inventory, such funds may be used for non-current capital expenditures. In the process of reconfiguring the Company's production units, stores not meeting the Company's performance criteria are closed and the furniture and equipment sold. The terms of some such sales require the Company to take back notes, which are contained in the Company's notes receivable balance, for all or a portion of the sale price.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. Capital expenditures for these purposes were $10,278,019, $6,680,019 and $3,990,107 for fiscal years 1994, 1995, and 1996, respectively. The Company has historically met its capital needs from short term bank borrowings and internally generated funds. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain tangible net worth, to limit the annual capital expenditures of the Company, and certain other covenants. The Company is in compliance with these covenants. It is presently anticipated that the Company's capital expenditures for fiscal 1997 will be approximately $3,000,000. Cash generated from operations totaled $5,026,503, $4,337,320, and $4,944,448 for fiscal years, 1994, 1995, and 1996, respectively. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and supplementary data are contained at pages 18 through 39 of this report:

                                                                                                                     Page
                                                                                                                    -----
         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         Consolidated Financial Statements for Years ended June 29, 1996,
                 July 1, 1995 and July 2, 1994:
                 Consolidated Balance Sheets - June 29, 1996 and July 1, 1995 . . . . . . . . . . . . . . . . . . . .  19
                 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
                 Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . .  22
                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

         Summary of Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

         Selected Quarterly Financial Data (unaudited) (appearing at Note 9 . . . . . . . . . . . . . . . . . . . . .  37
            of the Notes to Consolidated Financial Statements)

Report of Independent Certified Public Accountants



Wall Street Deli, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated balance sheets of Wall Street Deli, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Deli, Inc. and subsidiaries at June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.


                                        /s/ BDO Seidman, LLP

                                        BDO Seidman, LLP


Memphis, Tennessee
August 8, 1996

                                                                              JUNE 29, 1996       July 1, 1995
                                                                              -------------      -------------
ASSETS
CURRENT
  Cash and cash equivalents                                                    $  1,882,844       $   921,616
  Accounts and notes receivable (Note 1)                                          1,636,230         2,104,109
  Inventories                                                                       686,809         1,060,503
  Prepaid expenses and other                                                        278,732         1,311,344
  Refundable income taxes                                                           239,670           120,729
  Deferred tax benefit (Note 6)                                                   1,043,000         1,594,400
                                                                               ------------       -----------

Total current assets                                                              5,767,285         7,112,701
                                                                               ------------       -----------

EQUIPMENT AND IMPROVEMENTS (Note 5)
  Equipment and fixtures                                                         18,114,226        18,399,808
  Leasehold improvements                                                         14,672,885        15,463,074
                                                                               ------------       -----------

                                                                                 32,787,111        33,862,882

Less accumulated depreciation and amortization                                  (16,190,946)      (12,898,679)
                                                                               ------------       -----------

Net equipment and improvements                                                   16,596,165        20,964,203
                                                                               ------------       -----------

OTHER
  Cash surrender value of insurance ($2,251,010
   and $2,191,010 face amount) on officers' lives                                   607,341           595,554
  Long-term portion of notes receivable (Note 1)                                    743,103           431,151
  Deferred tax benefit (Note 6)                                                   1,955,000            60,100
                                                                               ------------       -----------

Total other assets                                                                3,305,444         1,086,805
                                                                               ------------       -----------

                                                                               $ 25,668,894      $ 29,163,709
                                                                               ============      ============

                                         WALL STREET DELI, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 29, 1996      July 1, 1995
                                                                               -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to bank (Note 2)                                                $ 2,500,000       $ 3,150,000
  Accounts payable                                                                1,718,621         1,873,429
  Accruals:
   Taxes other than income                                                          969,920           722,083
   Compensation (Note 4)                                                            506,106           591,334
   Rent (Note 4)                                                                    624,411         1,265,933
   Workers' compensation                                                            565,687           314,861
   Miscellaneous                                                                    554,559           592,912
                                                                                -----------       -----------

Total current liabilities                                                         7,439,304         8,510,552
                                                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 3)
  Common stock, $.05 par - shares authorized 20,000,000;
   issued 3,411,043 and 3,403,354                                                   170,552           170,168
  Additional paid-in capital                                                     10,766,896        10,733,141
  Retained earnings                                                               7,302,690         9,760,396
                                                                                -----------       -----------

                                                                                 18,240,138        20,663,705

  Treasury stock, at cost, 1,075 shares                                             (10,548)          (10,548)
                                                                                -----------       -----------

Total stockholders' equity                                                       18,229,590        20,653,157
                                                                                -----------       -----------

                                                                                $25,668,894       $29,163,709
                                                                                ===========       ===========


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year ended
                                                      -------------------------------------------------------
                                                      JUNE 29, 1996         JULY 1, 1995         July 2, 1994
                                                      -------------         ------------         ------------
NET SALES                                              $ 69,399,058          $68,228,119          $58,858,043
                                                       ------------          -----------          -----------

COST OF SALES
  Food and paper costs                                   24,160,921           22,947,346           19,917,598
  Direct labor                                           16,156,153           14,279,940           12,192,468
  Other operating expenses                               21,223,403           21,921,682           17,883,923
                                                       ------------          -----------          -----------

TOTAL COST OF SALES                                      61,540,477           59,148,968           49,993,989
                                                       ------------          -----------          -----------
GROSS PROFIT                                              7,858,581            9,079,151            8,864,054

ADMINISTRATIVE AND GENERAL                                7,423,574            7,461,855            6,312,260
IMPAIRMENT OF LONG-LIVED ASSETS (Note 5)                  4,712,562                    -                    -
FACILITIES CLOSING COSTS (Note 4)                                 -            3,234,187                    -
                                                       ------------          -----------          -----------

OPERATING INCOME (LOSS)                                  (4,277,555)          (1,616,891)           2,551,794
                                                       ------------          -----------          -----------

OTHER INCOME (EXPENSES)
  Gain on disposal of leasehold
   improvements and equipment                               369,573              113,710               34,374
  Interest expense                                         (245,752)            (195,834)             (23,745)
  Interest income                                            57,714               74,392              116,564
  Other income - net                                        101,814               68,012               82,820
                                                       ------------          -----------          -----------

TOTAL OTHER INCOME                                          283,349               60,280              210,013
                                                       ------------          -----------          -----------

INCOME (LOSS) BEFORE TAXES ON
  INCOME (BENEFIT)                                       (3,994,206)          (1,556,611)           2,761,807

TAXES ON INCOME (BENEFIT) (Note 6)                       (1,536,500)            (635,600)             805,000
                                                       ------------          -----------          -----------

NET INCOME (LOSS)                                      $ (2,457,706)         $  (921,011)         $ 1,956,807
                                                       ============          ===========          ===========

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                                         $       (.72)         $      (.27)         $       .58
                                                       ============          ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                             3,407,874            3,422,701            3,381,892
                                                       ============          ===========          ===========

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                Common stock                                            Treasury stock
                                         -------------------------       Additional                  --------------------
                                              Number                        paid-in        Retained      Number
                                           of shares        Amount          capital        earnings   of shares    Amount
                                         -----------     ---------    -------------    ------------  ----------    ------
BALANCE, July 3, 1993                      3,328,611     $ 166,431      $10,690,702      $8,724,600      10,000    $120,000

  Net income for the year                          -             -                -       1,956,807           -          -
  Exercise of stock options                   62,636         3,131           30,297               -      (2,752)    (33,489)
                                        ------------     ---------      -----------     -----------     -------    --------

BALANCE, July 2, 1994                      3,391,247       169,562       10,720,999      10,681,407       7,248      86,511

  Net loss for the year                            -             -                -        (921,011)          -          -
  Exercise of stock options                   12,107           606           12,142               -     (16,173)   (174,088)
  Purchase of treasury stock                       -             -                -               -      10,000      98,125
                                        ------------     ---------      -----------     -----------     -------    --------

BALANCE, July 1, 1995                      3,403,354       170,168       10,733,141       9,760,396       1,075      10,548

  Net loss for the year                            -             -                -      (2,457,706)          -           -
  Exercise of stock options                    7,689           384           33,755               -           -           -
                                        ------------     ---------      -----------     -----------     -------    --------

BALANCE, June 29, 1996                     3,411,043     $ 170,552      $10,766,896     $ 7,302,690       1,075    $ 10,548
                                        ============     =========      ===========     ===========     =======    ========


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended
                                                     --------------------------------------------------------
                                                      JUNE 29, 1996         July 1, 1995         July 2, 1994
                                                     --------------         ------------         ------------
OPERATING ACTIVITIES
  Net income (loss)                                     $(2,457,706)         $  (921,011)        $  1,956,807
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Impairment of long-lived assets                      4,712,562                    -                    -
     Depreciation and amortization                        3,490,447            3,888,278            3,115,378
     Facilities closing costs                                     -            3,234,187                    -
     Gain on sale of property and
       equipment                                           (369,573)            (113,710)             (34,374)
     Deferred income taxes                               (1,343,500)          (1,484,300)                   -
     Provision for loss on notes and
       accounts receivable                                  167,193              188,960               50,588
     Decrease (increase) in operating assets:
       Accounts receivable                                  137,498           (1,009,005)            (172,451)
       Inventories                                          373,694              612,955             (282,314)
       Prepaid expenses                                     774,062             (603,761)            (165,292)
       Refundable income taxes                             (118,941)              16,476             (137,205)
     Increase (decrease) in operating liabilities:
       Accounts payable                                    (154,808)             375,319              119,812
       Accruals                                            (266,440)             152,932              575,554
                                                        -----------          -----------         ------------

Cash provided by operating activities                     4,944,488            4,337,320            5,026,503
                                                        -----------          -----------         ------------

INVESTING ACTIVITIES
  Payments for purchase of property and
   equipment                                             (3,990,107)          (6,680,019)         (10,278,019)
  Proceeds from sale of property and
   equipment (Note 7)                                       338,101              234,250              160,290
  Payments received on notes receivable                     296,394              335,526              330,835
  Increase in cash surrender value of
   insurance on officers' lives                             (11,787)             (86,525)             (83,374)
                                                        -----------          -----------         ------------
Cash used by investing activities                        (3,367,399)          (6,196,768)          (9,870,268)
                                                        -----------          -----------         ------------

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended
                                                     --------------------------------------------------------
                                                      JUNE 29, 1996         July 1, 1995         July 2, 1994
                                                     --------------       --------------       --------------
FINANCING ACTIVITIES
  Net borrowings (payments) under line
   of credit                                             $ (650,000)          $1,650,000          $ 1,500,000
  Proceeds from exercise of stock options                    34,139              186,836               66,917
  Purchase of treasury stock                                      -              (98,125)                   -
                                                         ----------           ----------          -----------

Cash provided (used) by financing activities               (615,861)           1,738,711            1,566,917
                                                         ----------           ----------          -----------

NET INCREASE (DECREASE) IN CASH FOR
  THE PERIOD (Note 7)                                       961,228             (120,737)          (3,276,848)

CASH AND CASH EQUIVALENTS, beginning
  of period                                                 921,616            1,042,353            4,319,201
                                                         ----------           ----------          -----------

CASH AND CASH EQUIVALENTS, end
  of period                                              $1,882,844           $  921,616          $ 1,042,353
                                                         ==========           ==========          ===========


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES


INDUSTRY SEGMENT INFORMATION

The Company owns and operates delicatessen-style restaurants which are located primarily in office buildings or in high foot traffic retail or business complexes, primarily in central business districts of large metropolitan cities throughout the United States. The Company also provides catering services in those cities in which its restaurants are located.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, cash surrender value of life insurance, accounts payable and notes payable approximate their fair value.

INVENTORIES

Inventories of food and restaurant supplies are valued at the lower of cost (first-in, first-out) or market. Maintenance and office supplies are not inventoried.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES


EQUIPMENT, IMPROVEMENTS, DEPRECIATION AND AMORTIZATION

Equipment and improvements are stated at cost. Depreciation of equipment is computed using the straight-line method for financial reporting purposes over a seven year estimated useful life.

Leasehold improvements are amortized using the straight-line method for financial reporting purposes over the lesser of the useful life of the improvements or the term of the applicable lease.

As discussed in Note 5, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), in 1996 for purposes of determining and measuring impairment of certain long-lived assets.

The Company reviews long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. The Company has identified the appropriate grouping of assets to be individual restaurants.
The Company deems a restaurant's assets to be impaired if a forecast of undiscounted future operating cash flows directly related to the assets, including disposal value, if any, is less than their carrying amount. If a restaurant's assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of the assets exceeds their fair value. Fair value is based on quoted market prices in active markets, if available.
If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired assets was a new investment decision. The Company generally measures fair value based on the Company's experience in disposing of similar under- performing properties. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES


TAXES ON INCOME

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards. Measurement of deferred income taxes is based upon enacted tax laws and tax rates, with the measurement of deferred income tax assets reduced by estimated amounts of tax benefits not likely to be realized.

EMPLOYEE BENEFITS

The Company provides a defined contribution retirement plan for substantially all of its full-time employees which meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's policy is to fund the retirement plan costs accrued.

STOCK OPTIONS

Stock options are granted, under the Company's Incentive Stock Option Plan, to certain officers and key employees at the prevailing market price on the date of the grant. Proceeds from the sale of common stock issued under these options are credited to common stock or treasury stock and additional paid-in capital at the time the options are exercised. The Company makes no charge to earnings with respect to these options.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through issuance of equity instruments. As allowed under the provision of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company does not expect adoption to have a material effect on its financial position or results of operations.

The Company maintains an Employee Stock Purchase Plan, which allows eligible employees to receive grants of stock purchase rights at generally 85% of the prevailing market rate on the offering date.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES


EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during each year. Common stock equivalents in the form of stock options and stock purchase rights are also considered in the computation when the effect is dilutive.

FISCAL YEAR

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year. All fiscal year periods presented include 52 weeks.

RECLASSIFICATIONS

Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

                                                                                       JUNE 29,        July 1,
                                                                                           1996           1995
                                                                                    -----------   ------------
Notes receivable                                                                    $   956,462   $    807,697
Accounts receivable                                                                   1,562,011      1,552,644
Due from landlord                                                                        26,030        414,883
Miscellaneous                                                                             2,458          4,837
                                                                                    -----------   ------------

                                                                                      2,546,961      2,780,061
Allowance for doubtful accounts                                                        (167,628)      (244,801)
                                                                                    ------------  -------------

                                                                                      2,379,333      2,535,260
Less long-term portion of notes receivable                                             (743,103)      (431,151)
                                                                                    -----------   -------------

                                                                                    $ 1,636,230   $  2,104,109
                                                                                    ===========   ============


The Company's notes receivable generally arise from sales of equipment in connection with store closings, bear interest at rates ranging from 6 percent to 12 percent, are repayable monthly and are due at various dates through January 2003. The notes are collateralized by store equipment.

2.   NOTES PAYABLE TO BANK

The Company has a $7,500,000 unsecured line-of-credit agreement with a bank. Borrowings under the line are payable on demand and bear interest at the lower of either (i) the 30 day LIBOR rate plus 175 basis points (7.25% at June 29, 1996), or (ii) the quoted cost of funds rate plus 175 basis points (7.19% at June 29, 1996). Borrowings outstanding at June 29, 1996 and July 1, 1995 were $2,500,000 and $3,150,000, respectively.

The maximum amount of short-term borrowings outstanding during the years ended June 29, 1996, July 1, 1995 and July 2, 1994 were $3,800,000, $3,150,000 and
$1,500,000, respectively. Such borrowings averaged approximately $3,283,000 in 1996, $2,274,000 in 1995 and $84,000 in 1994, with a weighted average interest rate of 7.2%, 7.9% and 8.1%, respectively, for such periods. The interest rate was

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


calculated by dividing the related interest expense by the average short-term borrowings outstanding during the respective periods.

3.   STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan in effect under which options may be granted to officers, directors and employees to purchase shares of the Company's common stock at fair market value at the grant date. Options are exercisable upon issuance and expire up to five years from the date granted. Changes in options outstanding are summarized as follows:

                                                                                                        Option
                                                                                                         Price
                                                                                      Shares         Per Share
                                                                              --------------   ---------------
BALANCE, July 3, 1993                                                                196,575   $    3.00-10.50
Granted                                                                               46,900       10.00-12.75
Exercised                                                                            (84,575)       3.00-11.50
Cancelled                                                                               (225)             6.22
                                                                              --------------   ---------------

BALANCE, July 2, 1994                                                                158,675        3.00-12.75
Granted                                                                               42,000       11.88-13.06
Exercised                                                                            (14,275)       6.00-11.88
Cancelled or expired                                                                  (7,550)       3.00-12.75
                                                                              --------------   ---------------

BALANCE, July 1, 1995                                                                178,850        6.00-13.06
Granted                                                                               72,600         5.25-9.25
Exercised                                                                             (5,400)             6.22
Cancelled or expired                                                                  (7,500)       6.00-12.75
                                                                              --------------   ---------------

BALANCE, June 29, 1996                                                               238,550   $    5.25-13.06
                                                                              ==============   ===============

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At June 29, 1996, 373,150 shares were reserved for issuance under the plan, of which 134,600 shares remain available for additional option grants.

The Company has an Employee Stock Purchase Plan which covers full-time employees meeting the employment requirements, as defined. A maximum of 142,500 shares may be issued under the plan, and the employees' purchase price is the greater of 85 percent of the fair market value of the stock on the date of grant or 85 percent of the Company's cost to acquire stock for issuance under the plan. Rights to acquire shares expire within 12 months from date of
grant if not exercised.   Rights to acquire 6,334, 12,985 and 7,248 shares
remained outstanding as of June 29, 1996, July 1, 1995 and July 2, 1994, respectively. A total of 65,302 shares were reserved under this plan as of June 29, 1996.

4.   FACILITIES CLOSING COSTS

During the fourth quarter of 1995, the Company adopted a plan designed to dispose of its remaining commissary locations and eleven non-performing stores. In connection therewith a charge of $3,234,187 to implement the plan was recognized as an operating expense and included severance payments related to the commissary closings ($75,630), provision for lease cancellation payments ($1,072,320), and the write-down of equipment and fixtures and leasehold improvements ($2,086,237) to the expected net realizable value of $384,750.

As of June 29, 1996, the Company had closed all of the commissary locations and had either closed or sold five of the eleven non-performing stores. Of the remaining six stores, management has plans to close one store in October 1996, has been actively negotiating lease cancellation terms on three of the properties and has entered into negotiations to sell the remaining two properties. Management believes that all of the remaining stores will either be closed or sold within the next six to twelve months. Assets held for sale as of June 29, 1996 and July 1, 1995 were $126,200 and $384,750, respectively. The Company's results of operations include revenues related to these stores of approximately $2,608,000, $3,132,000 and $1,317,000, and operating losses of approximately $20,000, $352,000 and $74,000 for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the evaluation of certain assets based upon estimated future cash flows. Although early adoption of SFAS 121 is encouraged, it is not required until the first quarter of fiscal 1997. Wall Street Deli elected to adopt SFAS 121 in the fourth quarter of 1996.

Adoption of SFAS 121 required that Wall Street Deli group assets at a lower level for evaluation and measurement of impairment than under its previous accounting policy and resulted in a noncash charge of $4,712,562 (approximately $2,898,000 after tax). Previously, long-lived assets were evaluated as a group, on a regional basis, for impairment if the region was operating at a loss or was expected to operate at a loss in the future. Wall Street Deli's previous accounting policy required no evaluation of impairment for fiscal years 1994 and 1995 due to each region's operating profit history and expected future performance. The Company now evaluates and measures for impairment on an individual store basis. The charge in 1996 reduced the carrying amount of impaired assets associated with individual restaurant properties to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly.

Depreciation and amortization expense for the fourth quarter of 1996 decreased by approximately $153,000 ($94,000 after tax) as a result of the reduced carrying value of impaired assets.

6.   TAXES ON INCOME (BENEFIT)

Effective July 4, 1993, the Company adopted SFAS 109. As permitted by SFAS 109, the Company has elected not to restate prior periods' consolidated financial statements. Adopting this statement did not have a material effect on the results of operations in fiscal year 1994.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of taxes on income (benefit) are as follows:

                                                                                     Year ended
                                                                     ----------------------------------------
                                                                        JUNE 29,         July 1,      July 2,
                                                                            1996            1995         1994
                                                                     -----------   -------------   ----------
Current:
     Federal                                                         $  (222,000)    $   670,700   $  625,000
     State                                                                29,000         178,000      180,000
                                                                     -----------     -----------   ----------

Total current                                                           (193,000)        848,700      805,000
                                                                     -----------     -----------   ----------

Deferred:
  Federal                                                             (1,202,300)     (1,248,000)           -
  State                                                                 (141,200)       (236,300)           -
                                                                     -----------     -----------   ----------

Total deferred                                                        (1,343,500)     (1,484,300)           -
                                                                     -----------     -----------   ----------

Taxes on income (benefit)                                            $(1,536,500)    $  (635,600)  $  805,000
                                                                     ===========     ===========   ==========


Significant components of the Company's deferred tax assets are comprised of the following at:

                                                                                       JUNE 29,                  July 1,
                                                                                           1996                     1995
                                                                                ---------------              ------------
Equipment and improvements                                                          $ 2,579,700              $  1,245,000
Accrual for contingent losses                                                           275,300                   267,500
Bad debt allowance                                                                       63,700                    93,000
Inventory overhead                                                                       30,400                    41,800
Accrued vacation                                                                         11,600                     7,200
Other credits                                                                            37,300                         -
                                                                                    -----------              ------------

Total deferred tax assets                                                           $ 2,998,000              $  1,654,500
                                                                                    ===========              ============

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

The effective tax rate on income before taxes on income was different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes and the effective rate:

                                                                            Year ended
                                                    ---------------------------------------------------------
                                                       JUNE 29, 1996       July 1, 1995       July 2, 1994
                                                    ------------------    ----------------   ----------------
                                                              $      %           $       %          $       %

Income taxes (benefit) at statutory rate             (1,358,000) (34.0)   (529,000)  (34.0)   939,000    34.0
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal tax benefit     (74,000)  (1.9)    (39,000)   (2.5)   119,000     4.3
     Jobs tax credit and other                         (104,500)  (2.6)    (67,600)   (4.3)  (253,000)   (9.2)
                                                    -----------  -----    --------   -----   --------    ----

Taxes on income (benefit) at effective rate          (1,536,500) (38.5)   (635,600)  (40.8)   805,000    29.1
                                                    ===========  =====    ========   =====   ========    ====

7.   SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the statements of cash flows, the Company classifies cash on hand and in savings and checking accounts and short-term investments with a maturity of three months or less as cash equivalents.

Supplemental cash flow information:

                                                                                     Year ended
                                                                  --------------------------------------------
                                                                        JUNE 29,        July 1,        July 2,
                                                                            1996           1995           1994
                                                                   -------------   ------------   ------------
Cash paid for (received from):
     Interest                                                      $     241,567   $    192,671   $     13,745
     Income taxes                                                        (76,588)       787,367      1,065,146
Non-cash financing and investing activities:
     Notes received from sale of property and equipment                  445,159        165,000        251,500
     Exercise of stock options using company stock                             -              -          3,131

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENCIES

A.  LEASES

The Company and its subsidiaries lease, under noncancellable operating leases, various restaurant facilities and computer equipment. At June 29, 1996, future minimum lease payments required under leases that have initial noncancellable terms in excess of one year are as follows:

     Fiscal year                                                 Minimum
     ending                                               lease payments
     ------------                                         --------------
     1997                                                 $    6,943,000
     1998                                                      6,711,000
     1999                                                      6,517,000
     2000                                                      6,310,000
     2001                                                      5,950,000
     After 2001                                               16,078,000
                                                          --------------

     Total                                                $   48,509,000
                                                          ==============


Rent expense for each of the three years in the period ended June 29, 1996 is as follows:

                                                                                      Year ended
                                                                   -------------------------------------------
                                                                         JUNE 29,        July 1,       July 2,
                                                                             1996           1995          1994
                                                                  ---------------  -------------  ------------
Basic rentals:
     Noncancellable leases (net of subleases)                         $ 6,932,203    $ 6,756,539  $  5,588,381
     Cancellable equipment leases                                         466,360        206,953       221,739
                                                                      -----------    -----------  ------------

                                                                        7,398,563      6,963,492     5,810,120

Contingent rentals based on sales under noncancellable
     leases                                                               418,356         94,158             -
                                                                      -----------    -----------  ------------

Total rent expense                                                    $ 7,816,919    $ 7,057,650  $  5,810,120
                                                                      ===========    ===========  ============

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company leases certain properties from three partnerships in which certain officers of the Company are partners. Rents paid to these partnerships for the fiscal years ended 1996, 1995 and 1994 were approximately $161,000, $138,000 and $110,000, respectively.

B.  LETTERS OF CREDIT

The Company has outstanding letters of credit totaling approximately $898,000 which are primarily being used as collateral for the Company's workers' compensation insurance plan.

C.  LITIGATION

The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

D.  RETIREMENT PLAN

Effective January 1, 1996, the Company adopted a tax-qualified employee benefit plan ("Plan") which meets the criteria of Section 401(k) of the Internal Revenue Code. Under the Plan, participants may elect to defer from 2% to 15% of their compensation, and the Company may make discretionary contributions, as determined annually by the Company's management, of up to 10% of the employee's compensation. Each participant's contribution is fully vested at all times. Participants become fully vested in contributions made by the Company on a graduated scale over a seven-year period. Operations were charged with $27,132 related to this plan for the year ended June 29, 1996.

E.  CASH IN EXCESS OF FDIC LIMITS

Due to the nature of the business and the volume of sales activity, the Company accumulates, from time to time, bank balances in excess of the insurance provided by federal insurance authorities. At June 29, 1996, such excess balances totaled approximately $137,000.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                           Thousands of dollars,
                                                                           except per share data
                                                                -------------------------------------------
                                                                      1st       2nd         3rd         4th
                                                                ---------  --------   ---------   ---------
Year ended June 29, 1996:
     Net sales                                                  $  17,549  $ 17,195   $  16,975   $  17,680
     Gross profit                                                   1,791     1,760       1,893       2,415 (a)
     Income (loss) before taxes on income (benefit)                    17        77          78      (4,166)(a)
     Net income (loss)                                                 17        52          58      (2,585)
     Earnings (loss) per common and common equivalent share           .01       .01         .02        (.76)

Year ended July 1, 1995:
     Net sales                                                     16,834    16,763      17,153      17,478
     Gross profit                                                   2,429     2,276       2,549       1,825
     Income (loss) before taxes on income (benefit)                   702       557         712      (3,528)(b)
     Net income (loss)                                                472       367         427      (2,187)
     Earnings (loss) per common and common equivalent share           .14       .11         .12        (.64)

(a) See Note 5 for discussion of the fourth quarter impairment adjustment. In addition, the Company recorded a cumulative year-end depreciation adjustment of approximately $335,000.

(b) See Note 4 for discussion of provision for loss on disposal of assets held for sale. In addition, the Company recorded a $500,000 increase to certain insurance reserves as a result of unfavorable claims ratios that became apparent in the fourth quarter.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE




Wall Street Deli, Inc.
Memphis, Tennessee


The audits referred to in our report dated August 8, 1996, relating to the consolidated financial statements of Wall Street Deli, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                        /s/ BDO Seidman, LLP

                                        BDO Seidman, LLP




Memphis, Tennessee
August 8, 1996

                                                                     SCHEDULE II



                             WALL STREET DELI, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



                                                                        Additions
                                                                   -------------------
                                                        Balance      Charged
                                                        at begin-   to costs   Charged         (1)    Balance
                                                        ning of          and  to other     Deduc-      at end
Description                                              period     expenses  accounts      tions   of period
- -----------                                             -------    ---------  --------    -------   ---------




Allowance for possible losses on
  notes and accounts receivable:
    Year ended June 29, 1996                          $ 244,801    $ 167,193   $     -   $244,366    $ 167,628
    Year ended July 1, 1995                           $ 100,000    $ 188,960   $     -   $ 44,159    $ 244,801
    Year ended July 2, 1994                           $ 102,000    $  50,588   $     -   $ 52,588    $ 100,000

__________
(1)  Amounts charged off during the year

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal years 1995 and 1996 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

         Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1996, as filed with the Securities and Exchange Commission.


ITEM 11: EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1996, as filed with the Securities and Exchange Commission.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1996, as filed with the Securities and Exchange Commission.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1996, as filed with the Securities and Exchange Commission.

                                   PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

FINANCIAL STATEMENTS

         The following financial statements are included in Part II of this report (index at page 17):

         Report of Independent Certified Public Accountants

         Consolidated Financial Statements for Years ended June 29, 1996, July 1, 1995 and July 2, 1994.

                 Consolidated Balance Sheets - June 29, 1996 and July 1, 1995 Consolidated Statements of Operations
                 Consolidated Statements of Stockholders' Equity
                 Consolidated Statements of Cash Flows

         Summary of Accounting Policies

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (unaudited)

FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 is filed as a part of this report.

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

EXHIBITS

         The exhibits set forth in the following Index of Exhibits are filed as a part of this report:


Exhibit
Number                             Description
- -------                            -----------
 3.1             Certificate of Incorporation (incorporated by
                 reference from the Company's Proxy Statement for the
                 Special Shareholders Meeting held on September 25,
                 1986).

 3.1(a)          Amendment to Certificate of Incorporation effective
                 November 10, 1992 (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended July 3, 1993).

 3.2             Bylaws (incorporated by reference from the Company's
                 Proxy Statement for the Special Shareholders Meeting held on September 25, 1986).

 4.4             Credit Agreement, dated June 19, 1996, between         page 46
                 AmSouth Bank of Alabama and the Company, filed
                 herewith.

10.1 Commercial Lease dated April 16, 1979, between the Company and WESCO Associates, as amended effective
                 July 1, 1989 (incorporated by reference from exhibits to the Company's


                 Registration Statement on Form S-2 under the
                 Securities Act of 1933 Registration No. 33-61700, as filed on April 27, 1993).

10.1(a) Extension to Commercial Lease between the Company and WESCO Associates, effective June 30, 1994
                 (incorporated by reference from the Company's
                 Annual Report on Form 10-K for the year ended
                 July 2, 1994).

10.2 Lease dated February 20, 1981, between the Company and CBK Associates, as amended by Amendment Numbers
                 1, 2 and 3 (incorporated by reference from exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933, Registration No.
                 33-61700, as filed on April 27, 1993).

10.3 Commercial Lease dated May 31, 1994, between the Company and Rex Associates (incorporated by reference from the Company's Annual Report on Form
                 10-K for the year ended July 1, 1995).

10.6 1977 Stock Option Plan (as amended to be incentive stock option plan) (incorporated by reference from exhibits to the Company's Registration Statement on Form S-l under the Securities Act of 1933,
                 Registration No. 2-78902, as filed on September
                 28, 1982).

10.7             Extract of Minutes of the Board of Directors
                 (incorporated by reference from exhibits to the Company's Registration Statement on Form S-l under the Securities Act of 1933 Registration No. 2-78902, as filed on September 28, 1982).

10.8 1983 Incentive Stock Option Plan (incorporated by reference from an exhibit to the Company's Annual
                 Report on Form 10-K for the year ended June 30,
                 1984).

10.9             1989 Incentive Stock Option Plan, as amended
                 (incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1984).

11               Computation of Per Share Earnings, filed herewith.     page 87

21               Subsidiaries of the Registrant, filed herewith.        page 88

27               Financial Data Schedule (for SEC use only)

REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 29, 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WALL STREET DELI, INC.


/s/ Robert G. Barrow
- ------------------------------------
By: ROBERT G. BARROW
     President

                                                    September 30, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Robert G. Barrow                     President, Principal Executive                   September 30, 1996
- --------------------------------           Officer, Principal Financial Officer
ROBERT G. BARROW                           and Director


  /s/ Jeff V. Kaufman                      Executive Vice President, Chief                  September 30, 1996
- ----------------------------------         Operating Officer and Director
JEFF V. KAUFMAN


  /s/ Arnold McGruder                      Treasurer and Principal                          September 30, 1996
- --------------------------------           Accounting Officer
ARNOLD MCGRUDER


  /s/ Alan V. Kaufman                      Chairman of the Board                            September 30, 1996
- --------------------------------
ALAN V. KAUFMAN


  /s/ William S. Atherton                  Director                                         September 30, 1996
- ---------------------------------
WILLIAM S. ATHERTON


  /s/ Joe Lee Griffin                      Director                                         September 30, 1996
- -----------------------------------
JOE LEE GRIFFIN


  /s/ Louis C. Henderson, Jr.              Director                                         September 30, 1996
- --------------------------------
LOUIS C. HENDERSON, JR.


  /s/ Jake L. Netterville                  Director                                         September 30, 1996
- ----------------------------------
JAKE L. NETTERVILLE

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           _________________________



                                    EXHIBITS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES
                                       TO

                                   FORM 10-K



                             WALL STREET DELI, INC.




For the fiscal year ended June 29, 1996             Commission File No. 0-11271

                               TABLE OF CONTENTS
                                  FOR EXHIBITS


Exhibit
Number                            Description                            Page
- ------                            ------------                           ----
 4.4              Credit Agreement dated June 19, 1996 between            46
                  AmSouth Bank of Alabama and the Company

 11               Computation of Per Share Earnings                       87

 21               Subsidiaries of the Registrant                          88

 27               Financial Data Schedule (for SEC use only)