Form 10-Q
period 1996-09-28
WALL STREET DELI INC
filed 1996-11-12
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                            Exchange Act of 1934
               For the quarterly period ended September 28, 1996
                                             -------------------

                                       or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
               For the transition period from             to
                                              -----------    ---------

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


                        ------------------------------


         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X           No
                                  ---              ---

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

         Class                                 Outstanding at November 5, 1996
-------------------------------                -------------------------------
Common Stock, $.05 Par Value                            3,411,743

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

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

         EXHIBITS:

             Exhibit 10.10:   Asset Purchase Agreement dated
                              October 27, 1996 relating to
                              Sale of Memphis Division . . . . . . . . . . . . .  15

             Exhibit 11:      Computation of Earnings
                              Per Common Share . . . . . . . . . . . . . . . . .  29


                         PART I: FINANCIAL INFORMATION

ITEM I:          FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                 Consolidated Balance Sheets at September 28, 1996 (unaudited) and June 29, 1996.

                 Consolidated Statements of Income (unaudited) for the three months ended September 28, 1996 and September 30, 1995.

                 Consolidated Statements of Cash Flows (unaudited) for the three months ended September 28, 1996 and September 30, 1995.

         Notes to Consolidated Financial Statements (unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                              September 28, 1996   June 29, 1996
                                              ------------------   -------------
 ASSETS

 Current:

    Cash and equivalents                        $    935,498        $ 1,882,844

    Accounts and notes receivable                  1,332,025          1,636,230

    Inventories (Note 3)                             726,857            686,809

    Prepaid expenses and other                       335,813            278,732

    Refundable income taxes                          239,670            239,670

    Deferred tax benefit                           1,008,000          1,043,000
                                                ------------       ------------

       Total current assets                        4,577,863          5,767,285
                                                ------------       ------------

 Equipment and improvements:

    Equipment and fixtures                        18,378,598         18,114,226

    Leasehold improvements                        15,328,739         14,672,885
                                                ------------       ------------

                                                  33,707,337         32,787,111

 Less accumulated depreciation and
 amortization
                                                 (17,070,260)       (16,190,946)
                                                ------------       ------------

      Net equipment and improvements              16,637,077         16,596,165
                                                ------------       ------------
 Other:

    Long-term portion of notes receivable            626,360            743,103

    Cash surrender value of officers'
    life insurance                                   625,611            607,341

    Deferred tax benefit                           1,895,000          1,955,000
                                                ------------       ------------

      Total other assets                           3,146,971          3,305,444
                                                ------------       ------------

                                                $ 24,361,911       $ 25,668,894
                                                ============       ============

See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                             September 28, 1996   June 29, 1996
                                             ------------------   -------------
 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 Current liabilities:

    Notes payable                               $  1,329,628        $ 2,500,000

    Accounts payable                               1,116,264          1,718,621

    Accruals                                       3,452,944          3,220,683
                                                ------------           --------

      Total current liabilities                    5,898,836          7,439,304
                                                ------------         ----------

 Stockholders' equity:

    Common stock, $.05 par value,
    shares authorized 20,000,000; issued
    3,411,743 and  3,411,043                         170,587            170,552

    Additional paid-in capital                    10,771,833         10,766,896

    Retained earnings                              7,531,203          7,302,690
                                                ------------         ----------

                                                  18,473,623         18,240,138

    Less treasury stock, at cost                     (10,548)           (10,548)
                                                ------------        -----------

      Total stockholders' equity                  18,463,075         18,229,590
                                                ------------        -----------

                                                $ 24,361,911       $ 25,668,894
                                                ============       ============


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                    For the Three Months Ended
                                             September 28, 1996  September 30, 1995
                                             ------------------  ------------------
 Net sales                                       $17,327,832       $17,548,919

 Costs and expenses (income):

    Costs of sales                                15,432,961        15,991,786

    Administrative and general expense             1,495,218         1,558,301

    Interest expense - net                            19,110            55,778

    Income related to units
      sold or closed                                 --                (74,400)
                                                 -----------       -----------
       Total costs and expenses:                  16,947,289        17,531,465
                                                 -----------       -----------

 Income before taxes on income                       380,543            17,454

 Taxes on income                                     152,200              --
                                                 -----------       -----------
Net income                                       $   228,343       $    17,454
                                                 ===========       ===========

 Earnings per share (Note 5)                     $       .07       $       .01
                                                 ===========       ===========
 Weighted average number of common and
  common equivalent shares outstanding
  (Note 5)                                         3,413,779         3,473,709
                                                 ===========       ===========




See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                      For the Three Months Ended
                                                                               September 28, 1996    September 30, 1995
                                                                               ------------------    ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                        $  228,343           $   17,454

    Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                                       860,292              961,714

      Gain on sale of equipment and improvements                                           --                 (74,400)

      Deferred income taxes                                                               95,000                --

      Decrease (increase) in assets:

          Accounts receivable                                                            295,553               39,536

          Inventories                                                                    (40,048)             (83,293)

          Prepaid expenses and other                                                     (57,081)             705,450

      Increase (decrease) in liabilities:

          Accounts payable                                                              (602,357)            (173,803)

          Accruals                                                                       232,261             (278,703)
                                                                                      ----------           ----------
     Net cash provided by operating activities                                         1,011,963            1,113,955
                                                                                      ----------           ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Payments for purchase of equipment and improvements                                (920,226)            (998,368)

     Proceeds from sale of equipment and improvements                                     --                   94,206

     Payments received on notes receivable                                               108,047              109,206

     Increase in cash surrender value of life insurance on officers lives                 18,270              --
                                                                                      ----------           ----------
          Net cash used by investing activities                                         (793,909)            (794,956)
                                                                                      ----------           ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Net payments under line of credit                                                (1,170,372)                --

     Purchase of treasury stock                                                           --                   (2,131)

     Exercise of employee stock options                                                    4,972               16,729
                                                                                      ----------           ----------
     Net cash (used) provided by financing activities                                 (1,165,400)              14,598
                                                                                      ----------           ----------
 NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                         (947,346)             333,597

   CASH, beginning of period                                                           1,882,844              921,616
                                                                                      ----------           ----------
   CASH, end of period                                                                $  935,498           $1,255,213
                                                                                      ==========           ==========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

     Interest                                                                         $   39,322           $   69,185

     Income taxes                                                                     $   26,000           $   70,050

See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 28, 1996 and the results of operations and cash flows for the three month periods ended September 28, 1996 and September 30, 1995. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. The results of operations for the three month periods ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Inventories are valued at the lower of cost (first-in, first-out) or market.

4. The Company assesses at each balance sheet date whether there has been an impairment of Long-Lived Assets by determining whether projected undiscounted future cash flow from operations for each store, as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," exceeds its net book value as of the assessment date.

5. Earnings per common share and common share equivalent have been computed based upon the weighted average number of shares outstanding during the respective periods. Equivalent shares are those issuable upon assumed exercise of stock options granted, net of shares which could have been purchased from the proceeds based on the average market price. The computation of earnings per common share assuming full dilution results in less than 3% dilution during the period.




                        ----------------------------

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

                                                  Three months ended
                                                  ------------------
                                      September 28, 1996   September 30, 1995
                                      ------------------   ------------------
 Net sales                                    100.0%               100.0%
 Cost of sales                                 89.1                 91.1
                                              -----                -----
 Gross profit                                  10.9                  8.9
 Administrative and general                     8.6                  8.9
                                              -----                -----
    Operating income                            2.3                   .0
 Other income (expense),net                     (.1)                  .1
                                              -----                -----
    Income before taxes on income               2.2                   .1
 Taxes on income                                 .9                  --
                                              -----                -----
 Net income                                     1.3%                  .1%
                                              =====                =====

NET SALES

         Net sales decreased during the quarter ended September 28, 1996 by $221,087 or 1.3% from the corresponding three months last year. Same store sales decreased 4.9% from the first quarter last year. One Wall Street Deli flagship unit was opened and one R.C. Cooper's unit was converted to a Wall Street Deli flagship store during this first quarter of fiscal 1997.

         Significant components of the Company's net sales and the percent of total sales for the three months ended September 28, 1996 and September 30, 1995 are presented in the following schedule:

                          September 28, 1996             September 30, 1995
                          ------------------             -------------------
                       Net Sales      % of Total       Net Sales    % of Total
                      -----------     ----------     ------------   ----------
 Wall Street Deli      $15,704,857       90.6%        $14,505,200      82.7%

 R.C. Coopers              882,795        5.1%          2,059,433      11.7%

 Catering                  740,180        4.3%            984,286       5.6%
                       -----------      -----         -----------     -----

 Total                 $17,327,832      100.0%        $17,548,919     100.0%
                       ===========      =====         ===========     =====

         The Company expects the Wall Street Deli component of its sales to continue growing, both in absolute terms and as a percentage of the Company's total sales. Management plans to open only Wall Street Delis in the immediate future and to continue either disposing of the R.C. Cooper units or converting them to Wall Street Delis. The Company presently separates its sales records for the Wall Street Deli concepts into two sub-concepts: "flagship" and "other." The Company's average sales per unit by concept and the same store sales comparisons for the three months ended September 28, 1996 and September 30, 1995 are as follows:

                                                            Same Store Sales
                            Average Sales Per Unit*   Change from Prior Year
                            ----------------------    ---------------------
                               1996        1995          1996       1995
                             --------    --------       ------     ------
 Wall Street Deli Flagships  $156,924    $161,903       (5.4)%     (7.5)%

 Wall Street Deli Other        85,221      97,361       (2.9)%     (8.2)%

 R.C. Coopers                  63,057      62,151       (2.0)%     (2.2)%

 All Units                   $133,026    $130,833       (4.9)%     (6.6)%

* Average sales per unit are computed retroactively on the basis of current grouping, reflecting in some instances conversion of R.C. Cooper's units to Wall Street Deli units.

         Overall same store sales decreased 4.9% for the quarter, versus a 6.6% decrease for the first quarter last year. Management believes both economic uncertainty and aggressive expansion and marketing by competitors had a negative impact on same store sales.

         The Company's business, particularly the sales component, is dependent on general economic conditions. Local and national economic uncertainties, as well as actual downturns, have in the past adversely affected sales and/or profitability, and should be expected to have similar effects in the future.

COST OF SALES

         Cost of sales as a percentage of net sales decreased to 89.1% during the three months ended September 28, 1996 from 91.1% in the corresponding three months in the previous year.

         Cost of sales consists of the following significant components:

                                           For the Three Months Ended
                                  September 28, 1996        September 30, 1995
                                  ------------------        ------------------
                                 Amount    % of Sales      Amount      % of Sales    % of Dollar Change
 Food/Paper                     $6,326,143    36.5%        $6,416,463     36.6%           (1.4)

 Commissary Expenses
                                    --         --             315,527      1.8%         (100.0)
                                 ---------    ----         ----------     ----
 Food/Paper &
 Commissary Expenses             6,326,143    36.5%         6,731,990     38.4%           (6.0)

 Labor                           3,975,811    22.9%         4,186,545     23.8%           (5.0)

 Store Expenses                  5,131,007    29.6%         5,073,251     28.9%            1.1
                                 ---------    ----         ----------     ----

                               $15,432,961    89.1%       $15,991,786     91.1%           (3.5)
                               ===========    ====        ===========     ====           =====

         The Company completed the process of phasing out its commissaries during fiscal 1996 and a single source vendor system was fully implemented. The decrease in food/paper and commissary expenses of 1.9 percentage points is the result of these changes. Labor costs decreased .9 percentage points. Shortly before the end of fiscal 1995 management changed the compensation structure for store managers by raising the base pay and lowering certain incentive pay plans. This has made the Company more competitive in hiring managers and these managers have helped reduce labor costs from the same quarter last year. As discussed below under the caption "Impact of Inflation," the federal minimum wage increase will affect the wages paid certain of the Company's employees subsequent to October 1, 1996. Store expenses as a percentage of sales increased .7 percentage points from the same quarter last year. This increase was due in part to the fact that many store expenses are fixed, and the percentages are thus adversely affected by a decrease in sales.

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended September 28, 1996 decreased to $1,495,218, a decrease of $63,083 or 4% less than the corresponding three months last year. This decrease was due primarily to a decrease in divisional administrative and general expenses but offset by a small increase in catering sales and office expenses.

FACILITIES CLOSING COSTS

         During the fourth quarter of 1995, the Company adopted a plan designed to dispose of its remaining commissary locations and eleven non-performing stores. In connection therewith, a provision of $1,147,950 was recorded related to the anticipated lease cancellation payments and severance payments to employees.

         As of June 29, 1996, the Company had closed all of the commissary locations and had either closed or sold five of the eleven non-performing stores. Of the remaining six stores, management closed one store in October 1996, has been negotiating lease cancellation terms on three of the properties, and has entered into negotiations to sell the remaining two stores. Payments of $90,864 and $201,648 were charged against this provision in the three months ended September 28, 1996 and September 30, 1995, respectively. It is presently planned that all the remaining stores will either be closed or sold during fiscal 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the evaluation of assets based on estimated future cash flows. The Company elected to adopt SFAS No. 121 in the fourth quarter of 1996.

         Adoption of SFAS No. 121 required that the Company group assets at a lower level for evaluation and measurement of impairment than under its previous accounting policy and resulted in noncash charge of $4,712,562 in the fourth quarter of 1996. As a result of the adoption of SFAS No. 121, the Company now evaluates and measures for impairment on an individual store basis. The charge in 1996 reduced the carrying amount of impaired assets associated with individual restaurant properties to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties.

         Depreciation and amortization expense for the first quarter of 1997 decreased by approximately $150,000 as a result of the reduced carrying value of impaired assets. A decrease of approximately $600,000 is expected for fiscal 1997 depreciation and amortization expense.

SUBSEQUENT EVENT - SALE OF MEMPHIS DIVISION

         The Company announced in September an agreement to sell the operating assets of its Memphis division to a newly formed company. The transaction was closed as of October 27, 1996, subsequent to the close of the first quarter. The assets included in the sale were ten sandwich shops in Memphis, three operating under the Wall Street Deli trade name, seven operating as R.C. Cooper's Delis, and the Memphis catering operation now conducted under the trade name Executive Chef Catering. The sale price totaled approximately $1,017,000, which was payable $810,305 in cash and short term notes payable, plus 25,000 shares of Wall Street Deli stock, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. The book value of the assets sold was approximately $860,000.

         The purchasers of the Memphis Division are Judy M. Gupton, the present manager of the Memphis division, and Robert G. Barrow, president and chief executive officer of the Company. Ms. Gupton will serve as president and chief executive officer of the purchasing company. Mr. Barrow is an investor in the purchasing company and will continue to serve as president and chief executive officer of Wall Street Deli, Inc. In fiscal 1996, the ten Memphis sandwich shops had average annual sales of approximately $178,000 each, and the catering operation had sales of approximately $2.9 million. Memphis Division operating income was approximately $268,000 in fiscal 1996. The Board's decision to sell the Memphis operation was based on a number of considerations including the small size of the existing store units and the lack of compatibility of the catering business with the Company's recently installed store-level management information system and transition to a single source vendor system for food and restaurant supplies. Prior to this time, the catering business operated as part of the Company's commissary in Memphis. In fiscal 1996, Wall Street Deli closed all of its regional commissaries and transitioned to a single source vendor system. By divesting this operation, the Company believes it will be able to further streamline its operations and focus on its primary restaurant concept, Wall Street Deli.

TAXES ON INCOME

         The effective tax rate for the first quarter ended September 28, 1996 was 40 per cent.

INTEREST EXPENSE, NET

         Interest expense, net, during the quarter ended September 28, 1996 decreased $36,668 or 65.7% from the corresponding three months in the previous year. Interest expense for the quarter ended September 28, 1996 was $33,149 compared to interest expense of $55,778 for the three month period ended September 30, 1995.

         The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the banks cost of funds plus 175 basis points, which was 7.0% at September 28, 1996. Borrowings under this line were approximately $1,329,628 and $3,150,000 for the three months ended September 28, 1996 and September 30, 1995, respectively.

IMPACT OF INFLATION

         Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $4.75 on October 1, 1996, and further to $5.15 effective September 1, 1997. Approximately 30 employees were affected by the October 1 increase. The Company presently has approximately 160 employees who are paid less than $5.15 per hour.

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

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company maintain a certain tangible net worth, to limit the annual capital expenditures of the Company and certain other covenants. The Company is in compliance with these covenants. It is presently anticipated that the Company's capital expenditures for fiscal 1997 will be approximately $3,000,000. As mentioned in the discussion under "Interest Expense, Net," the borrowings under the Credit Agreement were reduced to $1,329,628 for the three months ended September 28, 1996.

         The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company's present plans call for opening six to eight new flagship Wall Street Deli units during fiscal 1997. Capital expenditures for the three month period ended September 28, 1996 totaled $920,266, compared to $977,344 for the corresponding three months of the prior year. Cash generated from operations for the three month period ended September 28, 1996 totalled $1,011,963 compared to $1,113,955 for the corresponding three months of the prior year.


                            ----------------------

                           PART II: OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          Exhibit 10.10 - Asset Purchase Agreement relating to sale of
          Memphis Division  . . . . . . . . . . . . . . . . . . . . . . . . 15

          Exhibit 11 - Computation of Earnings Per Common Share . . . . . . 29

          Exhibit 27 - Financial Data Schedule (for SEC use only) . . . . .


     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended September 28, 1996.



                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                      WALL STREET DELI, INC.



November 8, 1996                           /s/ Robert G. Barrow
                                           -------------------------------------
                                           ROBERT G. BARROW
                                           President and Chief Executive Officer




November 8, 1996                           /s/  Arnold McGruder
                                           -------------------------------------
                                           ARNOLD MCGRUDER
                                           Treasurer
                                           (Principal Financial Officer)