Form 10-Q
period 1996-12-28
WALL STREET DELI INC
filed 1997-02-10
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [x]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the quarterly period ended December 28, 1996
                                               -----------------
                                       or

   [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
          For the transition period from ____________ to ____________

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

                          Yes    X         No
                             -------          -------

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                                Outstanding at February 4, 1997
----------------------------                    -------------------------------
Common Stock, $.05 Par Value                              3,215,168

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

                                           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 7

                 ITEM 2:  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II:         OTHER INFORMATION

                 ITEM 4:  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .  16

                 ITEM 6:  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                         PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                 Consolidated Balance Sheets at December 28, 1996 (unaudited) and June 29, 1996.

                 Consolidated Statements of Income (unaudited) for the three month and six month periods ended December 28, 1996 and December 30, 1995.

                 Consolidated Statements of Stockholders' Equity (unaudited) for the three and six month periods ended December 28, 1996

                 Consolidated Statements of Cash Flows (unaudited) for the six month periods ended December 28, 1996 and December 30, 1995.

                 Notes to Consolidated Financial Statements (unaudited).



          ____________________________________________________________


             [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     (unaudited)
                                                                  December 28, 1996      June 29, 1996
                                                                  -----------------      -------------
 ASSETS

 Current:

      Cash and equivalents                                             $    241,081      $  1,882,844

      Accounts and notes receivable - net (note 3)                        1,001,145         1,636,230

      Inventories (note 4)                                                  705,626           686,809

      Prepaid expenses and other                                            439,102           278,732

      Refundable income taxes                                               239,670           239,670

      Deferred tax benefit                                                  953,000         1,043,000
                                                                       ------------      ------------

            Total current assets                                          3,579,624         5,767,285
                                                                       ------------      ------------
 Equipment and improvements:

      Equipment and fixtures                                             17,627,408        18,114,226

      Leasehold improvements                                             15,289,471        14,672,885
                                                                       ------------      ------------

                                                                         32,916,879        32,787,111

 Less accumulated depreciation and amortization                        (16,533,998)       (16,190,946)
                                                                       ------------      ------------

           Net equipment and improvements                                16,382,881        16,596,165
                                                                       ------------      ------------
 Other:

      Long-term portion of notes receivable                                 728,798           743,103

      Cash surrender value of officers'
      life insurance                                                        647,211           607,341

      Deferred tax benefit                                                1,835,000         1,955,000
                                                                       ------------      ------------
           Total other assets                                             3,211,009         3,305,444
                                                                       ------------      ------------
                                                                       $ 23,173,514      $ 25,668,894
                                                                       ============      ============



         See accompanying notes to consolidated financial statements (Unaudited)

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           (unaudited)
                                                                        December 28, 1996   June 29, 1996
                                                                        -----------------   -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

      Notes payable                                                         $ 1,344,515        $ 2,500,000

      Accounts payable                                                        1,335,667          1,718,621

      Accruals                                                                2,925,411          3,220,683
                                                                            -----------        -----------

           Total current liabilities                                          5,605,593          7,439,304
                                                                            -----------        -----------
 Stockholders' equity:

      Common stock, $.05 par value, shares
           authorized 20,000,000; issued 3,411,743
           and 3,411,043                                                        170,587            170,552

      Additional paid-in capital                                             10,771,834         10,766,896

      Retained earnings                                                       7,673,148          7,302,690
                                                                            -----------        -----------
                                                                             18,615,569         18,240,138

      Less treasury stock, at cost, 196,575 shares
           and 1,075 shares                                                 (1,047,648)           (10,548)
                                                                            -----------        -----------

           Total stockholders' equity                                        17,567,921         18,229,590
                                                                            -----------        -----------
                                                                            $23,173,514        $25,668,894
                                                                            ===========        ===========


See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                          For the Three                           For the Six
                                                          Months Ended                            Months Ended
                                             December 28, 1996     December 30, 1995  December 28, 1996   December 30, 1995
                                             -----------------     -----------------  -----------------   -----------------
 Net sales                                      $ 16,179,494           $17,195,352       $ 33,507,327        $34,744,271

 Costs and expenses (income):

      Costs of sales                              14,654,852            15,692,398         30,087,812         31,684,182

      Administrative and general expense           1,447,878             1,357,478          2,943,095          2,915,777

      Interest expense - net                           9,109                58,364             28,218            114,142

     Expense (income) related to units
           sold or closed (note 6)                  (168,456)                9,966           (168,456)           (64,434)
                                                ------------       ---------------      -------------      -------------

             Total costs and expenses:            15,943,383            17,118,206         32,890,669         34,649,667
                                                ------------       ---------------       ------------      -------------
 Income before taxes on income                       236,111                77,146            616,658             94,604

 Taxes on income                                      94,000                25,000            246,200             25,000
                                                ------------       ---------------       ------------      -------------

 Net Income                                     $    142,111       $        52,146       $    370,458      $      69,604
                                                ============       ===============       ============      =============

 Earnings per share (note 7)                    $        .04       $           .01       $        .11      $         .02
                                                ============       ===============       ============      =============
 Weighted average number of common
           and common equivalent shares
           outstanding (note 7)                    3,327,722             3,411,491          3,372,118          3,417,614
                                                ============       ===============       ============      =============




See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                 Common Stock                                                  Treasury Stock
                                           -------------------------                                        ---------------------
                                                                           Additional
                                               Number                       paid-in           Retained      Number
                                            of shares         Amount        capital           earnings     of shares      Amount
                                           -----------      --------      -----------       -----------    ---------      -------
Balance, July 1, 1995                        3,405,354       $170,168       $10,733,141      $9,760,396        1,075    $   10,548
     Net income for the quarter                                                                  17,456
     Exercise of stock options                   5,038            252            14,346
                                             ---------       --------       -----------      ----------    ---------    ----------

Balance, September 30, 1995 (unaudited)      3,410,392        170,420        10,747,487       9,777,852        1,075        10,548
     Net income for the quarter                                                                  52,146
                                             ---------       --------       -----------      ----------    ---------    ----------


Balance, December 30, 1995 (unaudited)       3,410,392       $170,420       $10,747,487      $9,829,998        1,075    $   10,548
                                             =========       ========       ===========      ==========    =========    ==========



Balance, June 30, 1996                       3,411,043       $170,552       $10,766,896      $7,302,690        1,075    $   10,548
     Net income for the quarter                                                                 228,347
     Exercise of stock options                     700             35             4,938
                                             ---------       --------       -----------      ----------    ---------    ----------


Balance, September 28, 1996 (unaudited)      3,411,743       $170,587        10,771,834      $7,531,037        1,075      $ 10,548
     Net income for the quarter                                                                 142,111
     Purchase of treasury stock                                                                              170,500       898,350
     Stock received from sale of
          Memphis operation                                                                                   25,000       138,750
                                             ---------       --------       -----------      ----------    ---------    ----------
Balance, December 28, 1996 (unaudited)       3,411,743       $170,587       $10,771,834      $7,673,148      196,575    $1,047,648
                                             =========       ========       ===========      ==========    =========    ==========

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    For the Six Months Ended
                                                                              December 28, 1996   December 30, 1995
                                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                    $   370,458      $     69,604
   Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                              1,693,801         1,912,863

         Gain on sale of property and equipment                                     (168,456)          (64,434)
         Deferred income taxes                                                       210,000            25,000
         Decrease (increase) in operating assets:
             Accounts receivable - net                                               108,134           531,449
             Inventories                                                             (18,817)          (72,610)
             Prepaid expenses and other                                             (160,370)          677,279

         Increase (decrease) in operating liabilities:
             Accounts payable                                                       (382,954)         (341,818)
             Accruals                                                               (295,272)         (105,481)
                                                                                 -----------      ------------
         Net cash provided by operating activities                                 1,356,524         2,631,852
                                                                                 -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for purchase of property and equipment                                (1,977,104)       (2,497,418)
   Proceeds from sale of property and equipment                                      514,075           234,500
   Payments received on notes receivable                                             412,764           134,300
   Increase in cash surrender value of life insurance                                 39,870                --
                                                                                 -----------      ------------
   Net cash used by investing activities                                          (1,010,395)       (2,128,618)
                                                                                 -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net payments under line of credit                                              (1,094,515)               --
   Purchase of treasury stock                                                       (898,350)               --
   Exercise of employee stock options                                                  4,973            14,598
                                                                                 -----------      ------------
   Net cash provided (used) by financing activities                               (1,987,892)           14,598
                                                                                 -----------      ------------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                    (1,641,763)          517,832

    CASH, beginning of period                                                      1,882,844           921,616
                                                                                 -----------      ------------
    CASH, end of period                                                          $   241,081      $  1,439,448
                                                                                 ===========      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:

        Interest                                                                 $    66,817      $    107,046
        Income taxes                                                             $   194,470      $     93,500

See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 28, 1996 and the results of operations, changes in stockholders' equity and cash flows for the three and six month periods ended December 28, 1996 and December 30, 1995.

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

2. The results of operations for the six month periods ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Accounts and notes receivable consists of:

                                                                  December 28, 1996        June 29, 1996
                                                                  -----------------        -------------
                Accounts receivable                                     $   982,820        $   1,562,011
                Notes receivable                                            914,051              956,462
                Due from landlords                                                0               26,030
                Miscellaneous                                                     0                2,458
                                                                        -----------        -------------

                                                                          1,896,871            2,546,961
                Allowance for doubtful accounts                            (166,928)            (167,628)
                                                                        -----------        -------------
                                                                          1,729,943            2,379,333

                Less long-term portion of notes receivable                 (728,798)            (743,103)
                                                                        -----------        -------------
                                                                        $ 1,001,145        $   1,636,230
                                                                        ===========        =============

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. The Company assesses at each balance sheet date whether there has been an impairment of long-lived assets by determining whether projected undiscounted future cash flow from operations for each store, as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," exceeds its net book value as of the assessment date.

6. Effective October 27, 1996, the Company sold the operating assets of its Memphis division, consisting of ten stores and related catering operations, to Executive Chef Catering, L.L.C., of which Ms. Judy M. Gupton, formerly the manager of the Memphis division, and Mr.

   Barrow, president and chief executive officer of the Company, are the owners. Total sale price for the assets was $1,017,000, consisting of $810,305 in cash and short term notes, plus 25,000 shares of Wall Street Deli stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. The fixed assets included in the sale had a book value of approximately $867,000.

7. Earnings per common share and common share equivalent have been computed based upon the weighted average number of shares outstanding during the respective periods. Equivalent shares are those issuable upon assumed exercise of stock options granted, net of shares which could have been purchased from the proceeds based on the average market price. The computation of earnings per common share assuming full dilution results in less than 3% dilution during the period.





        ________________________________________________________________

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


                                           For the Three Months Ended             For the Six Months Ended
                                    December 28, 1996    December 30, 1995  December 28, 1996      December 30, 1995
                                    -----------------    -----------------  -----------------      -----------------
Net sales                                   100.0%              100.0%             100.0%                 100.0%
Cost of sales                                90.6                91.3               89.8                   91.2
                                            -----               -----              -----                  -----
Gross profit                                  9.4                 8.7               10.2                    8.8
Administrative and general                    8.9                 7.9                8.8                    8.4
                                            -----               -----              -----                  -----
     Operating income                          .5                  .8                1.4                     .4
Other income (expenses),net                   1.0                 (.4)                .4                    (.1)
                                            -----               ------             -----                  ------
     Income before taxes on income            1.5                  .4                1.8                     .3
Taxes on income                                .6                  .1                 .7                     .1
                                            -----               -----              -----                  -----
Net income                                     .9%                 .3%               1.1%                    .2%
                                            =====               =====              =====                  =====

NET SALES

   Net sales decreased during the quarter ended December 28, 1996 by $1,015,858 or 5.9% from the corresponding three months last year. Net sales also decreased by $1,236,944 or 3.6% from the corresponding six months ended December 30, 1995. Net sales includes a decrease in same store sales of 6.3% from the second quarter of fiscal 1996. The sale of the Memphis division, consisting of ten stores and related catering operations, which was effective October 27, 1996 (during the second quarter), decreased net sales by $814,791 from the second quarter and corresponding six months of fiscal 1996. In the second quarter, two new Wall Street Deli units were opened, one in Birmingham, Alabama and one in Los Angeles, California, and one R.C. Coopers was converted to a Wall Street Deli unit. In addition to the ten Memphis units, one other unit was sold during the second quarter. For the six month period, a total of three new Wall Street Deli flagship units were opened, two R.C. Coopers were converted to Wall Street Deli units and eleven units were sold.

         Significant components of the Company's net sales and the percent of total sales for the three months and six months ended December 28, 1996 and December 30, 1995 are presented in the following schedule:

                                        For the Three Months Ended
                             December 28, 1996           December 30, 1995
                       ---------------------------    --------------------------
                        Net Sales       % of Total     Net Sales      % of Total
                       -----------     -----------    -----------     ----------
 Wall Street Deli      $15,059,472          93.1%     $14,596,525         84.9%
 R.C. Coopers              690,413           4.3%       1,722,222         10.0%
 Catering                  429,609           2.6%         876,605          5.1%
                       -----------         ------     -----------        ------
 Total                 $16,179,494         100.0%     $17,195,352        100.0%
                       ===========         ======     ===========        ======

                                     For the Six Months Ended
                          December 28, 1996          December 30, 1995
                     --------------------------   -----------------------
                        Net Sales   % of Total     Net Sales   % of Total
                     ------------   -----------   -----------  ----------
 Wall Street Deli     $30,764,330        91.8%    $29,101,725        83.8%
 R.C. Coopers           1,573,208         4.7%      3,781,655        10.9%
 Catering               1,169,789         3.5%      1,860,891         5.3%
                      -----------       ------    -----------       ------
 Total                $33,507,327       100.0%    $34,744,271       100.0%
                      ===========       ======    ===========       ======


   Management plans to open only Wall Street Delis in the foreseeable future and to continue either disposing of the R.C. Coopers units or converting them to Wall Street Delis.

   The Company presently tracks its sales records for the Wall Street Deli concepts by two sub-concepts: "flagship" and "other". The Company's average sales per unit by concept for the three months and six months ended December 28, 1996 and December 30, 1995 are as follows:


                                                                     Average Sales Per Unit*
                                ------------------------------------------------------------------------------------------------
                                      For the Three Months Ended                                 For the Six Months Ended
                                December 28, 1996           December 30, 1995            December 28, 1996     December 30, 1995
                                -----------------           -----------------            -----------------     -----------------
 Wall Street Deli Flagships         $149,490                    $157,577                   $302,976            $318,987
 Wall Street Deli Other               84,773                     103,013                    169,704             204,150
 R.C. Coopers                         88,302                      64,803                    182,511             132,325
 All Units                           134,082                     129,537                    271,580             261,322

*Average sales per unit are computed retroactively on the basis of current grouping, reflecting in some instances conversion of R.C. Coopers units to Wall Street Deli units.

   Same store sales for the three and six months periods ended December 28, 1996 and December 30, 1995 are as follows:


                                                                     Same Store Sales
                                   ---------------------------------------------------------------------------------------
                                        For the Three Months Ended                       For the Six Months Ended
                                   December 28, 1996     December 30, 1995        December 28, 1996      December 30, 1995
                                   -----------------     -----------------        -----------------      -----------------
 Wall Street Deli Flagships               (7.2)%                (5.9)%                  (5.9)%                   (7.8)%
 Wall Street Deli Other                   (2.2)%                (4.6)%                  (2.7)%                   (5.6)%
 R.C. Coopers                             (0.6)%                (4.3)%                  (0.3)%                   (3.8)%
 All Units                                (6.3)%                (5.5)%                  (5.2)%                   (7.1)%

   Overall same store sales decreased 6.3% for the second quarter, versus a 5.5% decrease for this quarter last year. Management believes increased competition in both established markets and newer markets is the main factor adversely affecting same store sales, though the position of the December holidays compared with the prior year accounts for some of the effect during this quarter. The sales component of the Company's business is dependent on many factors, including the number and proximity of competitors, the occupancy of office buildings in which units are located and those nearby, weather and seasonal effects, as well as local and national economic conditions generally.

COST OF SALES

   Cost of sales as a percentage of net sales decreased to 90.6% during the three months ended December 28, 1996 from 91.3% in the corresponding periods in the previous year. For the six months ended December 28, 1996, cost of sales decreased to 89.8% from 91.2% for the corresponding period in the prior year.

   Cost of sales consists of the following significant components:

                              For the Three Months Ended (in thousands)           For the Six Months Ended (in thousands)
                             December 28, 1996          December 30, 1995        December 28, 1996        December 30, 1995
                            --------------------      ---------------------    --------------------     --------------------
                             Amount   % of Sales      Amount     % of Sales    Amount    % of Sales     Amount    % of Sales
 Food/Paper                 $  5,858       36.2%      $  6,006        35.0%    $  12,184       36.4%    $ 12,423        35.8%
 Commissary Expenses             -0-         .0%           254         1.5%          -0-         .0%         570         1.6%
                            --------    -------       --------      ------     ---------   --------     --------     -------
                               5,858       36.2%         6,260        36.5%       12,184       36.4%      12,993        37.4%
 Labor                         3,735       23.1%         4,083        23.7%        7,711       23.0%       8,268        23.8%
 Store Expenses                5,062       31.3%         5,350        31.1%       10,193       30.4%      10,423        30.0%
                            --------    -------       --------      ------    ----------   --------     --------     -------
                            $ 14,655       90.6%      $ 15,693        91.3%    $  30,088       89.8%    $ 31,684        91.2%
                            ========    =======       ========      ======    ==========   ========     ========     =======

   The Company completed the process of phasing out its commissaries during fiscal 1996 and a single source vendor system was fully implemented. The decreases in food/paper and commissary expenses as a percentage of sales of 0.3 percentage points and 1.0 percentage points for the three and six month periods, respectively, is the result of these changes.

   Labor costs as a percentage of sales also decreased 0.6 percentage points and 0.8 percentage points for the three and six months, respectively, over the corresponding periods of the previous year. Shortly before the end of fiscal 1995 management changed the compensation structure for store managers by raising the base pay and reducing certain incentive pay plans. The Company's intention in making this change has been to be more competitive in hiring managers, and these managers have helped reduce labor costs from the same quarter and six months last year. The recent increase in the minimum wage rate, effective October 1, 1996, has not had a material effect on labor costs.

   Store expenses as a percentage of sales increased 0.2 percentage points and
0.4 percentage points for the three and six months over the corresponding periods of the previous year. These increases were due largely to the fact that many store expenses are fixed, and the percentages are thus adversely affected by a decrease in sales. Store expenses were reduced, however, by decreases in depreciation and amortization expense of approximately $150,000 for the second quarter and $300,000 for the six month period, as a result of the reduced carrying value of impaired assets, as discussed hereafter under "Impairment of Long-Lived Assets."

ADMINISTRATIVE AND GENERAL EXPENSES

   Administrative and general expenses for the three and six month periods ended December 28, 1996 increased to $1,447,878 and $2,943,095, respectively, an increase of $90,400 and $27,318 from the corresponding periods of the previous year. These increases are due primarily to increases in corporate administrative and general expenses, associated mainly with the new management information systems.

INTEREST EXPENSE, NET

   Interest expense, net, during the quarter ended December 28, 1996 decreased $49,255 over the corresponding quarter in the prior year. Interest expense for the six months ended December 28, 1996 was $55,605 compared to interest expense of $114,142 for the three month period ended December 30, 1995. The interest expense for the six months ended December 28, 1996 of $55,605 was offset by $27,387 interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

   The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the bank's cost of funds plus 175 basis points, which was 7.125% at December 28, 1996. The Company had $1,344,515 outstanding against the line at December 28, 1996, down from $2,500,000 at June 29, 1996 and from $3,150,000 at December
30, 1995.

TAXES ON INCOME

   The effective tax rates for the second quarter and first six months ended December 28, 1996 were 39.8% and 39.9%, respectively.

FACILITIES CLOSING COSTS

   During the fourth quarter of fiscal 1995, the Company adopted a plan designed to dispose of its remaining commissary locations and eleven non-performing stores. In connection therewith, a provision of $1,147,950 was recorded related to the anticipated lease cancellation payments and severance payments to employees.

   As of June 29, 1996, the Company had closed all of the commissary locations and had either closed or sold five of the eleven non-performing stores. Of the remaining six stores, management closed one store in October 1996, has been negotiating lease cancellation terms on three of the properties, and has entered into negotiations to sell the remaining two stores. Payments of $227,637 and $335,991 were charged against this provision in the six month periods ended December 28, 1996 and December 30, 1995, respectively. It is presently planned that the remaining targeted stores will either be closed or sold during fiscal 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the evaluation of certain assets based on estimated future cash flows. The Company elected to adopt SFAS No. 121 in the fourth quarter of 1996.

   Adoption of SFAS No. 121 required that the Company group assets at a lower level for evaluation and measurement of impairment than under its previous accounting policy and resulted in a noncash charge of $4,712,562 in the fourth quarter of 1996. As a result of the adoption of SFAS No. 121, the Company now evaluates and measures for impairment on an individual store basis. The charge in 1996 reduced the carrying amount of impaired assets associated with individual restaurant properties to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties.

   Depreciation and amortization expense for the second quarter and first six months of fiscal 1997 decreased from 1996 periods by approximately $150,000 and $300,000 as a result of the reduced carrying value of impaired assets. A decrease of approximately $600,000 from 1996 levels is expected for fiscal 1997 depreciation and amortization expense.

SALE OF MEMPHIS DIVISION

   The Company announced in September an agreement to sell the operating assets of its Memphis division to a newly formed company. The transaction was closed as of October 27, 1996. The assets included in the sale were ten sandwich shops in Memphis, three operating under the Wall Street Deli trade name and seven operating as R.C. Coopers Delis, and the Memphis catering operation conducted under the trade name Executive Chef Catering. The sale price totalled approximately $1,017,000, which was paid $810,305 in cash and short term notes (which were paid during the quarter), plus 25,000 shares of Wall Street Deli stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. The book value of the assets sold was approximately $867,000.

   The purchaser of the Memphis division was Executive Chef Catering, L.L.C. Judy M. Gupton, previously the manager of the Memphis division, is president and chief executive officer of Executive Chef Catering, L.L.C., and Mr. Barrow, president and chief executive officer of the

Company, is an investor. In fiscal 1996, the ten Memphis sandwich shops had average annual sales of approximately $178,000 each, and the catering operation had sales of approximately $2.9 million. Memphis division operating income was approximately $268,000 in fiscal 1996. The Board's decision to sell the Memphis operation was based on a number of considerations including the small size of the existing store units and the lack of compatibility of the catering business with the Company's recent transition to a single source vendor system for food and restaurant supplies and the recently installed store-level management information system. The catering business previously operated as part of the Company's commissary in Memphis. In fiscal 1996, Wall Street Deli closed all of its regional commissaries and made the transition to a single source vendor system. By divesting this operation, the Company believes it will be able to further streamline its operations and focus on its primary restaurant concept, Wall Street Deli.

IMPACT OF INFLATION

   Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $4.75 on October 1, 1996, and further to $5.15 effective September 1, 1997. Approximately 30 employees were affected by the October 1 increase. The Company presently has approximately 130 employees who are paid less than $5.15 per hour.

   Construction costs have also increased to developers who lease space to the Company. They, in turn, have and may continue to increase rents for Company restaurants. In addition, most of the leases for Company restaurants contain rental escalation clauses based upon the building operating cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

COMMON STOCK REPURCHASE

   During the second quarter of 1997 the Board of Directors approved a repurchase of up to 250,000 shares of the Company's common stock. During the second quarter of fiscal 1997 the Company purchased 170,500 shares at an average cost of $5.27 per share, which was funded through the Company's bank line of credit.

SUBSEQUENT EVENT

   On February 4, 1996, the Company announced that Louis C. Henderson, Jr. had been named president and chief executive officer, replacing Robert G. Barrow, who was elevated to the newly created position of vice chairman of the Board. Mr. Henderson has served as a director of the Company for the past 19 years. Mr. Henderson was previously president of The Hackney Group, Inc., a privately held business management company, where he served in that capacity since 1989. Prior to joining The Hackney Group, Inc., he was senior vice president, operations, of Protective Life

Corporation, a life insurance holding company based in Birmingham, Alabama. Mr. Henderson is a graduate of the University of Arkansas.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's ability to obtain the cash required for the conduct of its business depends upon cash flow from operations and, to a lesser extent, bank borrowings. In general, cash flow from operations and periodic bank borrowings have been sufficient to finance the expansion of the Company's business. The Company does not have significant receivables or inventory and it receives trade credit in purchasing food and supplies. Since funds are available from cash sales, but are not required immediately to pay for food and supplies or to finance receivables or inventory, such funds may be used for non-current capital expenditures. In the process of refining the Company's production units, stores not meeting the Company's performance criteria are closed and the furniture and equipment sold. The terms of such sales sometimes require the Company to take back notes, which are presented in accounts and notes receivable-net on the balance sheet, for all or a portion of the sale price.

   The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company maintain a certain tangible net worth, to limit the annual capital expenditures of the Company and certain other covenants. At December 28, 1996, the Company was in compliance with these covenants. It is presently anticipated that the Company's capital expenditures for fiscal 1997 will be approximately $3,000,000. As mentioned in the discussion under "Interest Expense, Net," the borrowings under the Credit Agreement were reduced to $1,344,515 for the six months ended December 28, 1996.

   The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company's present plans call for opening six to eight new flagship Wall Street Deli units during fiscal 1997. Capital expenditures for the six month period ended December 28, 1996 totalled $1,977,104, compared to $2,497,418 for the corresponding six months of the prior year. Cash generated from operations for the six month period ended December 28, 1996 totalled $1,356,524 compared to $2,631,852 for the corresponding six months of the prior year.

                ________________________________________________

                           PART II: OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Registrant's regular Annual Meeting of Shareholders was held on November 7, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.
   (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.
   (c) At the Annual Meeting the matters considered and voted upon (other than procedural matters and ratification of auditors) and the number of votes cast are as follows:

         Election of directors:

                                                 VOTES                     VOTES
              NAME                                FOR                    WITHHELD*
         Alan V. Kaufman                       2,960,372                  13,221

         Robert G. Barrow                      2,960,372                  13,221

         William S. Atherton                   2,960,472                  13,121

         Joe Lee Griffin                       2,960,472                  13,121

         Louis C. Henderson, Jr.               2,960,172                  13,421

         Jeffrey V. Kaufman                    2,958,206                  15,387

         Jake L. Netterville                   2,960,472                  13,121


* Includes votes withheld and broker non-votes

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits
         Exhibit 11 - Computation of Earnings Per Common Share  . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         Exhibit 27 - Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format (for SEC use only)
   (b)   Reports on Form 8-K:
         There were no reports on Form 8-K filed during the quarter ended December 28, 1996.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                  WALL STREET DELI, INC.



February 10, 1997                      /s/ Robert G. Barrow
                                       -------------------------------------
                                       ROBERT G. BARROW
                                       President and Chief Executive Officer




February 10, 1997                      /s/ Arnold McGruder
                                       -------------------------------------
                                       ARNOLD MCGRUDER
                                       Treasurer
                                       (Principal Financial Officer)