Form 10-Q
period 1997-03-29
WALL STREET DELI INC
filed 1997-05-12
CIK 705408

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  [x]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                            Exchange Act of 1934
               For the quarterly period ended  March 29, 1997

                                     or

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

        ----------------------------------------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                               ----           ------

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

       Class                                    Outstanding at May 7, 1997
----------------------------                    --------------------------
Common Stock, $.05 Par Value                             3,167,202

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


                         PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                 Consolidated Balance Sheets at March 29, 1997 (unaudited) and June 29, 1996.

                 Consolidated Statements of Income (unaudited) for the three and nine month periods ended March 29, 1997 and March 30, 1996.

                 Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended March 29, 1997 and March 30, 1996.

                 Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended March 29, 1997, and March 30, 1996.

         Notes to Consolidated Financial Statements (unaudited).



          ____________________________________________________________


             [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        (unaudited)
                                                                      March 29, 1997     June 29, 1996
                                                                      --------------     -------------
 ASSETS

 Current:

      Cash and equivalents                                            $     417,786      $  1,882,844

      Accounts and notes receivable - net (note 3)                          977,855         1,636,230

      Inventories (note 4)                                                  674,635           686,809

      Prepaid expenses and other                                            204,565           278,732

      Refundable income taxes                                               239,450           239,670

      Deferred tax benefit                                                  932,800         1,043,000
                                                                       ------------      ------------

            Total current assets                                          3,447,091         5,767,285
                                                                       ------------      ------------

 Equipment and improvements:

      Equipment and fixtures                                             18,020,562        18,114,226

      Leasehold improvements                                             15,593,470        14,672,885
                                                                       ------------      ------------
                                                                         33,614,032        32,787,111

 Less accumulated depreciation and amortization                         (17,373,554)      (16,190,946)
                                                                       ------------      ------------

           Net equipment and improvements                                16,240,478        16,596,165
                                                                       ------------      ------------
 Other:

      Long-term portion of notes receivable                                 676,914           743,103

      Cash surrender value of officers'
      life insurance                                                        674,211           607,341

      Deferred tax benefit                                                1,775,000         1,955,000
                                                                       ------------      ------------
           Total other assets                                             3,126,125         3,305,444
                                                                       ------------      ------------

                                                                       $ 22,813,694      $ 25,668,894
                                                                       ============      ============

See accompanying notes to consolidated financial statements (Unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)
                                                                           March 29, 1997     June 29, 1996
                                                                           --------------     -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

      Notes payable                                                        $  1,508,121       $  2,500,000

      Accounts payable                                                        1,297,160          1,718,621

      Accruals                                                                2,593,567          3,220,683
                                                                           ------------       ------------

           Total current liabilities                                          5,398,848          7,439,304
                                                                           ------------       ------------

 Stockholders' equity:
      Common stock, $.05 par value, shares
           authorized 20,000,000; issued 3,413,777
           and 3,411,043                                                        170,689            170,552

      Additional paid-in capital                                             10,782,448         10,766,896

      Retained earnings                                                       7,773,734          7,302,690
                                                                           ------------       ------------

                                                                             18,726,871         18,240,138
      Less treasury stock, at cost, 246,575 shares
           and 1,075 shares                                                 (1,312,025)           (10,548)
                                                                           ------------       ------------

           Total stockholders' equity                                        17,414,846         18,229,590
                                                                           ------------       ------------

                                                                           $ 22,813,694       $ 25,668,894
                                                                           ============       ============


See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                           For the Three                      For the Nine
                                                            Months Ended                      Months Ended
                                                 March 29, 1997     March 30, 1996    March 29, 1997    March 30, 1996
                                                 --------------     --------------    --------------    --------------
 Net sales                                          $15,680,040       $16,975,001      $49,187,367       $51,719,272

 Costs and expenses (income):

      Costs of sales                                 14,080,602        15,278,399       44,168,414        46,962,583

      Administrative and general expense              1,416,046         1,585,855        4,359,141         4,524,785

      Interest expense - net                             20,193            47,678           48,411           138,665

      Income related to units
             sold or closed (note 6)                     (3,387)          (14,685)        (171,843)          (79,120)
                                                    -----------       -----------      -----------       -----------
             Total costs and expenses:               15,513,454        16,897,247       48,404,123        51,546,913
                                                    -----------       -----------      -----------       -----------

 Income before taxes on income                          166,586            77,754          783,244           172,359

 Taxes on income                                         66,000            20,000          312,200            45,000
                                                    -----------       -----------      -----------       -----------

 NET INCOME                                         $   100,586       $    57,754      $   471,044       $   127,359
                                                    ===========       ===========      ===========       ===========
 Earnings per share (note 7):                       $       .03       $       .02      $       .14       $       .04
                                                    ===========       ===========      ===========       ===========

 Weighted average number of common
       and common equivalent shares
       outstanding (note 7)                           3,167,436         3,416,607        3,302,648         3,431,298
                                                    ===========      ============      ===========       ===========


See accompanying notes to consolidated financial statements (Unaudited).

                           WALL STREET DELI, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                             Common Stock                                   Treasury Stock
                                         --------------------                            ---------------------
                                                                Additional
                                            Number                 paid-in     Retained     Number
                                         of shares     Amount      capital     earnings  of shares      Amount
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, July 1, 1995                    3,403,354   $170,168  $10,733,141   $9,760,396      1,075  $   10,548
  Net income for the quarter                                                     17,456
  Exercise of stock options                  5,038        252       14,346
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, September 30, 1995 (unaudited)  3,408,392   $170,420  $10,747,487   $9,777,852      1,075  $   10,548
  Net income for the quarter                                                     52,146
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, December 30, 1995 (unaudited)   3,408,392   $170,420  $10,747,487   $9,829,998      1,075  $   10,548
  Net income for the quarter                                                     57,754
  Exercise of stock options                  2,651        132       19,409
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, March 30, 1996 (unaudited)      3,411,043   $170,552  $10,766,896   $9,887,752      1,075  $   10,548
                                         =========  =========  ===========  ===========  =========  ==========
Balance, June 29, 1996                   3,411,043   $170,552  $10,766,896   $7,302,690      1,075  $   10,548
  Net income for the quarter                                                    228,347
  Exercise of stock options                    700         35        4,938
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, September 28, 1996 (unaudited)  3,411,743   $170,587  $10,771,834   $7,531,037      1,075  $   10,548
  Net income for the quarter                                                    142,111
  Purchase of treasury stock                                                               170,500     898,350
  Stock received from sale of
    Memphis operation                                                                       25,000     138,750
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, December 28, 1996 (unaudited)   3,411,743   $170,587  $10,771,834   $7,673,148    196,575  $1,047,648
  Net income for the quarter                                                    100,586
  Exercise of stock options                  2,034        102       10,614
  Purchase of treasury stock                                                                50,000     264,377
                                         ---------  ---------  -----------  -----------  ---------  ----------
Balance, March 29, 1997 (unaudited)      3,413,777   $170,689  $10,782,448   $7,773,734    246,575  $1,312,025
                                         =========  =========  ===========  ===========  =========  ==========

                            WALL STREET DELI, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                    For the Nine Months Ended
                                                                  March 29, 1997   March 30,1996
                                                                  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  471,044      $   127,359
Adjustments to reconcile net income to net cash provided by
operating activities:

  Depreciation                                                       2,533,357        2,961,199
  Gain on sale of property and equipment                              (168,456)        (256,973)
  Deferred income taxes                                                290,200           45,000
  Decrease in operating assets:
     Accounts receivable - net                                         262,437          396,364
     Inventories                                                        12,174          172,125
     Prepaid expenses and other                                         74,167          687,841
     Refundable income taxes                                               220               --
  Decrease in operating liabilities:
     Accounts payable                                                 (421,461)        (821,252)
     Accruals                                                         (627,116)        (717,997)
                                                                    ----------      -----------
  Net cash provided by operating activities                          2,426,566        2,593,666
                                                                    ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Payments for purchase of property and equipment                   (2,674,257)      (3,169,600)
  Proceeds from sale of property and equipment                         514,075          244,500
  Payments received on notes receivable                                479,355          180,539
  Increase in cash surrender value of life insurance                    66,870               --
                                                                    ----------      -----------
  Net cash used by investing activities                             (1,613,957)      (2,744,561)
                                                                    ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net [repayments] borrowings under line of credit                    (991,879)         650,000
  Purchase of treasury stock                                        (1,301,477)          (2,131)
  Exercise of employee stock options                                    15,689           36,269
                                                                    ----------      -----------
  Net cash provided (used) by financing activities                  (2,277,667)         684,138
                                                                    ----------      -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                      (1,465,058)         533,243

  CASH, beginning of period                                          1,882,844          921,616
                                                                    ----------      -----------
  CASH, end of period                                               $  417,786      $ 1,454,859
                                                                    ----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                       $  100,932      $   170,454
     Income taxes                                                   $  199,080      $   116,546



See accompanying notes to consolidated financial statements (Unaudited).

                            WALL STREET DELI, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 29, 1997 and the results of operations, changes in stockholders' equity and cash flows for the three and nine month periods ended March 29, 1997 and March 30, 1996.

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

2. The results of operations for the nine month periods ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Accounts and notes receivable consists of:

                                                                     March 29, 1997     June 29, 1996
                                                                     --------------     -------------
                  Accounts receivable                                    $ 954,351        $1,562,011
                  Notes receivable                                         854,559           956,462
                  Due from landlords                                             0            26,030
                  Miscellaneous                                                  0             2,458
                                                                         ---------        ----------
                                                                         1,808,910         2,546,961
                  Allowance for doubtful accounts                         (154,141)         (167,628)
                                                                         ---------        ----------
                                                                         1,654,769         2,379,333
                  Less long-term portion of notes receivable              (676,914)         (743,103)
                                                                         ---------        ----------
                                                                         $ 977,855        $1,636,230
                                                                         =========        ==========

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

6. Effective October 27, 1996, the Company sold the operating assets of its Memphis division, consisting of ten stores and related catering operations, to Executive Chef Catering, L.L.C., of which Ms. Judy M. Gupton, formerly the manager of the Memphis division, and Mr. Barrow, former president and chief executive officer and current Vice Chairman of the Company, are the owners. Total sale price for the assets was $1,017,000, consisting of $810,305 in cash and short term notes, plus 25,000 shares of Wall Street Deli stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. The fixed assets included in the sale had a book value of approximately $867,000.

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

8. In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt FAS 128 in financial statements issued for the quarter ending December 27, 1997. If the provisions of FAS 128 had been applied to the quarter ended March 29, 1997, estimated Basic EPS and Diluted EPS would have been $.03.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of income.

Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of income.


                                      For the Three Months Ended     For the Nine Months Ended
                                    March 29, 1997 March 30, 1996  March 29, 1997  March 30, 1996
                                    -------------- --------------  --------------  --------------
Net sales                              100.0%           100.0%         100.0%           100.0%
Cost of sales                           89.8             90.0           89.8             90.8
                                    --------        ---------        -------         --------
Gross profit                            10.2             10.0           10.2              9.2
Administrative and general expense       9.0              9.6            8.9              8.8
                                    --------        ---------        -------         --------
Operating income                         1.2               .4            1.3               .4
Other income (expenses),net              (.1)               -             .3              (.1)
                                    --------        ---------        -------         --------
Income before taxes on income            1.1               .4            1.6               .3
Taxes on income                           .4               .1             .6               .1
                                    --------        ---------        -------         --------
Net income                                .7%              .3%           1.0%              .2%
                                    ========        =========        =======         ========

NET SALES

     Net sales decreased during the quarter ended March 29, 1997 by $1,294,961 or 7.6% from the corresponding three months last year. Net sales also decreased by $2,531,905 or 4.9% from the corresponding nine months ended March 30, 1996. Net sales includes a decrease in same store sales of 5.5% from the third quarter of fiscal 1996. The sale of the Memphis division, consisting of ten stores and related catering operations, which was effective October 27, 1996 (during the Company's fiscal 1997 second quarter), decreased net sales by $931,624 in the third quarter, and $1,746,415 in the corresponding nine months of fiscal 1996. In the third quarter, one new Wall Street Deli unit was opened in Los Angeles, California, and two R.C. Coopers were converted to Wall Street Deli units. One Wall Street Deli unit was closed during the third quarter. For the nine month period, a total of four new Wall Street Deli flagship units were opened, five R.C. Coopers were converted to Wall Street Deli units and twelve units were sold or closed.

     Significant components of the Company's net sales and the percent of total sales for the three months and nine months ended March 29, 1997 and March 30, 1996 are presented in the following schedule:

                              For the Three Months Ended                       For the Nine Months Ended
                         March 29, 1997       March 30, 1996             March 29, 1997          March 30, 1996
                         --------------       --------------             --------------          --------------
                   Net Sales   % of Total    Net Sales  % of Total    Net Sales  % of Total    Net Sales  % of Total
                   ---------   ----------    ---------  ----------    ---------  ----------    ---------  ----------
Wall Street Deli  $15,291,429       97.5%  $14,707,766       86.6%  $46,055,759       93.6%  $43,809,491       84.7%

R.C. Coopers          388,611        2.5%    1,782,458       10.5%    1,961,819        4.0%    5,564,113       10.8%

Catering                    0        0.0%      484,777        2.9%    1,169,789        2.4%    2,345,668        4.5%
                  -----------  ---------   -----------  ---------   -----------  ---------   -----------  ---------

Total             $15,680,040      100.0%  $16,975,001      100.0%  $49,187,367      100.0%  $51,719,272      100.0%
                  ===========  =========   ===========  =========   ===========  =========   ===========  =========


     Management plans to open only Wall Street Delis in the foreseeable future and to continue either disposing of the R.C. Coopers units or converting them to Wall Street Delis. At the end of this quarter, only five R.C. Coopers units remained. Following the sale during the second quarter of fiscal 1997 of its Memphis division, which accounted for the majority of its separately-tracked catering sales, the Company no longer will treat off-site catering as a separate component of its sales. See the discussion under "Sale of Memphis Division."

     The Company presently tracks its sales records for the Wall Street Deli concepts by two sub-concepts: "flagship" and "other." The Company's average sales per unit by concept for the three months and nine months ended March 29, 1997 and March 30, 1996 are as follows:

                                                              Average Sales Per Unit*
                                        --------------------------------------------------------------------
                                           For the Three Months Ended         For the Nine Months Ended
                                        March 29, 1997    March 30, 1996   March 29, 1997     March 30, 1996
                                        --------------    --------------   --------------     --------------
Wall Street Deli Flagships                   $147,780           $153,272         $448,630           $482,897

Wall Street Deli Other                         84,011             97,541          257,828            301,691

R.C. Coopers                                   77,244             68,556          251,015            200,881

All Units                                     139,996            127,180          407,500            392,348

*Average sales per unit are computed retroactively on the basis of current grouping, reflecting in some instances conversion of R.C. Coopers units to Wall Street Deli units.

     Same store sales for the three and nine month periods ended March 29, 1997 and March 30, 1996 are as follows:

                                                   Same Store Sales
                         --------------------------------------------------------------------
                            For the Three Months Ended          For the Nine Months Ended
                         March 29, 1997   March 30, 1996      March 29, 1997   March 30, 1996
                         --------------   --------------      --------------   --------------

Wall Street Deli Flagships  (5.9)%           (5.1)%                 (5.5)%          (7.1)%
Wall Street Deli Other      (2.6)%           (6.7)%                 (2.7)%          (5.9)%
R.C. Coopers                (5.3)%           (1.0)%                 (4.5)%          (3.6)%
All Units                   (5.5)%           (4.8)%                 (5.1)%          (6.6)%

     Overall same store sales decreased 5.5% for the third quarter, versus a 4.8% decrease for this quarter last year. Management believes increased competition in both established markets and newer markets is the main factor adversely affecting same store sales, though the position of the Easter holiday falling in the third quarter of 1997 versus in the fourth quarter in 1996 accounts for some of the effect during this quarter. The sales component of the Company's business is dependent on many factors, including the number and proximity of competitors, the occupancy of office buildings in which units are located and those nearby, weather and seasonal effects, as well as local and national economic conditions generally.

COST OF SALES

     Cost of sales as a percentage of net sales decreased slightly to 89.8% during the three months ended March 29, 1997 from 90.0% in the corresponding period in the previous year. For the nine months ended March 29, 1997, cost of sales decreased to 89.8% from 90.8% for the corresponding period in the prior year.

     Cost of sales consists of the following significant components:


                       For the Three Months Ended (in thousands)           For the Nine Months Ended (in thousands)
                         March 29, 1997         March 30, 1996           March 29, 1997          March 30, 1996
                         --------------         --------------           --------------          --------------
                        Amount  % of Sales      Amount  % of Sales       Amount  % of Sales      Amount  % of Sales
Food/Paper             $ 5,566       35.5%     $ 5,954       35.1%      $17,751       36.1%     $18,377       35.5%
Commissary Expenses        -0-         .0%         139         .8%          -0-         .0%         709        1.4%
                       -------       -----     -------       ----       -------       ----      -------      -----
                         5,566       35.5%       6,093       35.9%       17,751       36.1%      19,086       36.9%
Labor                    3,560       22.7%       3,854       22.7%       11,270       22.9%      12,122       23.4%
Store Expenses           4,955       31.6%       5,332       31.4%       15,147       30.8%      15,755       30.5%
                       -------       -----     -------       ----       -------       ----      -------      -----
                       $14,081       89.8%     $15,279       90.0%      $44,168       89.8%     $46,963       90.8%
                       -------       ====      =======       ====       =======       ====      =======      =====


     The Company completed the process of phasing out its commissaries during fiscal 1996 and a single source vendor system was fully implemented. The decreases in food/paper and commissary expenses as a percentage of sales of 0.4 percentage points and 0.8 percentage points for the three and nine month periods, respectively, are the result of these changes.

     Labor costs as a percentage of sales also decreased 0.5 percentage points for the nine months over the corresponding period of the previous year.
Shortly before the end of fiscal 1995 management changed the compensation structure for store managers by raising the base pay and reducing certain incentive pay plans. The Company's intention in making this change has been to be more competitive in hiring managers, and the Company believes this has resulted in the reduction in labor costs from the comparable nine months last year. The recent increase in the minimum wage rate, effective October 1, 1996, has not had a material effect on labor costs.

     Store expenses as a percentage of sales increased 0.2 percentage points and 0.3 percentage points for the three and nine months over the corresponding periods of the previous year. These increases were due largely to the fact that many store expenses are fixed, and the percentages are thus adversely affected by a decrease in sales. Store expenses were reduced, however, by decreases in depreciation and amortization expense of approximately $150,000 for the third quarter and $450,000 for the nine month period, as a result of the reduced carrying value of impaired assets, as discussed hereafter under "Impairment of Long-Lived Assets."

ADMINISTRATIVE AND GENERAL EXPENSES

     Administrative and general expenses for the three and nine month periods ended March 29, 1997 decreased to $1,416,046 and $4,359,141, respectively, a decrease of $169,809 and $165,644 from the corresponding periods of the previous year. These decreases are due primarily to the reduced expenses resulting from the sale of the Memphis Division in the second quarter of fiscal 1997.

INTEREST EXPENSE, NET

     Interest expense, net, during the quarter ended March 29, 1997 decreased $27,485 from the corresponding quarter in the prior year. Interest expense for the three months ended March 29, 1997 was $34,915 compared to interest expense of $63,204 for the three month period ended March 30, 1996. The interest expense for the nine months ended March 29, 1997 of $90,520 was offset by $42,109 interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

     The Company has a $7,500,000 unsecured bank line of credit, bearing interest at the bank's cost of funds plus 175 basis points, which was 7.375% at March 29, 1997. The Company had $1,508,121 outstanding against the line at March 29, 1997, down from $2,500,000 at June 29, 1996 and from $3,800,000 at
March 30, 1996.

SUBSEQUENT EVENTS

     Following the end of the third quarter, the Company announced that it will consolidate its administrative and operations staff in Birmingham, Alabama. Prior to this time, the Company's administrative offices were in Memphis and operations were managed from Birmingham. The move is presently expected to occur in June, 1997.

     In April the Company also announced that it has launched a franchising program that includes both stand-alone Wall Street Deli units and the Wall Street Deli units co-branded with TCBY yogurt products. The Company has recently conducted a joint pilot project for a co-branded Wall Street Deli-TCBY unit, and has now signed a franchise agreement with the owner of that project for an additional co-branded unit. As of the date of this report the Company has not yet signed any other franchise agreements, but is reviewing franchise opportunities with a number of potential candidates.


TAXES ON INCOME

     The effective tax rates for the third quarter and first nine months ended March 29, 1997 were 39.6% and 39.9%, respectively.

FACILITIES CLOSING COSTS

     During the fourth quarter of fiscal 1995, the Company adopted a plan designed to dispose of its remaining commissary locations and eleven non-performing stores. In connection therewith, a provision of $1,147,950 was recorded related to the anticipated lease cancellation payments and severance payments to employees.

     As of June 29, 1996, the Company had closed all of the commissary locations and had either closed or sold five of the eleven non-performing stores. One additional store was closed in October 1996. Payments of $281,128 and $493,190 were charged against this provision in the nine month periods ended March 29, 1997 and March 30, 1996, respectively. It is presently planned that of the five remaining stores, two will continue to be held for sale, one has been returned to operations after renegotiation of the lease, one will be used as a training facility and deli and one will continue to operate until the lease expires in March 1998. No additional closing costs are expected on these facilities.

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

     Depreciation and amortization expense for the third quarter and first nine months of fiscal 1997 decreased from 1996 periods by approximately $150,000 and $450,000 as a result of the reduced carrying value of impaired assets. A decrease of approximately $600,000 from 1996 levels is expected for fiscal 1997 depreciation and amortization expense.

SALE OF MEMPHIS DIVISION

     In the second quarter of fiscal 1997, the Company sold the operating assets of its Memphis division to a newly formed company. The transaction was closed as of October 27, 1996. The assets included in the sale were ten sandwich shops in Memphis, three operating under the Wall Street Deli trade name and seven operating as R.C. Coopers Delis, and the Memphis catering operation conducted under the trade name Executive Chef Catering. The sale price totalled approximately $1,017,000, which was paid $810,305 in cash and short term notes (which were paid during the second quarter), plus 25,000 shares of Wall Street Deli stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. The book value of the assets sold was approximately $867,000.

     The purchaser of the Memphis division was Executive Chef Catering, L.L.C. of which Judy M. Gupton, previously the Company's manager of the Memphis division, and Mr. Barrow, the former president and chief executive officer, and current vice chairman of the Company are the owners. In fiscal 1996, the ten Memphis sandwich shops had average annual sales of approximately $178,000 each, and the catering operation had sales of approximately $2.9 million. Memphis division operating income was approximately $268,000 in fiscal 1996. The Board's decision to sell the Memphis operation was based on a number of considerations including the small size of the existing store units and the lack of compatibility of the catering business with the Company's recent transition to a single source vendor system for food and restaurant supplies and the recently installed store-level management information system. The catering business previously operated as part of the Company's commissary in Memphis. In fiscal 1996, Wall Street Deli closed all of its regional commissaries and made the transition to a single source vendor system. By divesting this operation, the Company believes it will be able to further streamline its operations and focus on its primary restaurant concept, Wall Street Deli.

IMPACT OF INFLATION

     Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $4.75 on October 1, 1996, and further to $5.15 effective September 1, 1997. Approximately 30 employees were affected by the October 1 increase. The Company presently has approximately 143 employees who are paid less than $5.15 per hour.

COMMON STOCK REPURCHASE

     During the second quarter of 1997 the Board of Directors approved a repurchase of up to 250,000 shares of the Company's common stock. During the third quarter of fiscal 1997 the Company purchased 50,000 shares at an average cost of $5.29 per share, which was funded through the Company's bank line of credit.

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

     The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing restaurants. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company maintain a certain tangible net worth, to limit the annual capital expenditures of the Company and certain other covenants. At March 29, 1997, the Company was in compliance with these covenants. It is presently anticipated that the Company's capital expenditures for fiscal 1997 will be approximately $3,000,000. As mentioned in the discussion under "Interest Expense, Net," the borrowings under the Credit Agreement were reduced to $1,508,121 at March 29, 1997.

     The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings. The Company has opened four new flagship Wall Street Deli units and remodeled and converted five units to the Wall Street Deli concept during the nine months ended March 29, 1997. The Company does not plan to open any new units in the fourth quarter of fiscal 1997. Capital expenditures for the nine month period ended March 29, 1997 totalled $2,674,257, compared to $3,169,600 for the corresponding nine months of the prior year. Cash generated from operations for the nine month period ended March 29, 1997 totalled $2,426,566 compared to $2,593,666 for the corresponding nine months of the prior year.


                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit (11) - Computation of Earnings Per Common Shar..................18
     Exhibit 27 - Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 29, 1997.





                   _______________________________________

             [The remainder of this page intentionally left blank]

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





          DATE:             WALL STREET DELI, INC.



          May 7, 1997       /s/ Louis C. Henderson, Jr.
                            ----------------------------------------
                            LOUIS C. HENDERSON, JR.
                            President and Chief Executive Officer




          May 7, 1997       /s/   Arnold McGruder
                            ------------------------------------------
                            ARNOLD MCGRUDER
                            Treasurer
                            (Principal Financial Officer)