Form 10-K405
period 1997-06-28
WALL STREET DELI INC
filed 1997-09-24
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 -----------------

                                    FORM 10-K

(Mark One)

 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
 [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended June 28, 1997              Commission File No. 0-11271

                             WALL STREET DELI, INC.
             (exact name of registrant as specified in its charter)

      DELAWARE                                                63-0514240
(State of Incorporation)                                 (IRS Employer I.D. No.)

                        ONE INDEPENDENCE PLAZA, SUITE 100
                            BIRMINGHAM, ALABAMA 35209
                    (Address of principal executive offices)

                                 (205) 870-0020
                         (Registrant's Telephone Number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange
              Title of each class                    on which registered
              -------------------                   ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $7,879,019 on September 15, 1997 based on the NASDAQ National Market System closing price on that date.

As of September 15, 1997 there were 3,130,577 shares of the registrant's Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

        Item No                                                                       Page
        -------                                                                       ----
PART I
        1.     Business                                                                 2

        2.     Properties                                                               8

        3.     Legal Proceedings                                                       10

        4.     Submission of Matters to a Vote of Security Holders                     10

        4.1    Executive Officers                                                      10
PART II
        5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                     12

        6.     Selected Consolidated Financial Data                                    12

        7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   13

        8.     Financial Statements                                                    25

        9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                    52

PART III
        10.    Directors and Executive Officers                                         *

        11.    Executive Compensation                                                   *

        12.    Security Ownership of Certain Beneficial Owners and Management           *

        13.    Certain Relationships and Related Transactions                           *

PART IV
        14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K         53

                      Index to Financial Statements                                    25

                      Index to Schedules and Exhibits                                  53

                      Signatures                                                       56

      * Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                             WALL STREET DELI, INC.

                                     PART I

ITEM 1: BUSINESS

GENERAL

      The executive headquarters and principal office of Wall Street Deli, Inc. (the "Company") are located at One Independence Plaza, Suite 100, Birmingham, Alabama 35209, telephone (205)870- 0020. In June 1997, the Company consolidated its administrative offices previously located in Memphis, Tennessee with its Birmingham executive headquarters in order to centralize operations and establish a store support center.

      The Company operates a chain of quick service, delicatessen style restaurants, presently located in seventeen cities: Atlanta, Birmingham, Chicago, Cincinnati, Cleveland, Dallas, Denver, Houston, Indianapolis, Los Angeles, Louisville, Minneapolis, New York, Newark, Philadelphia, St. Louis, and Washington, D.C. Most of the Company's 116 stores are located in large suburban and downtown office buildings and are designed to serve the population in and around those buildings.

1997 OPERATING RESULTS

      Wall Street Deli reported net income of $62,822 or $0.02 per share, in fiscal 1997 compared with a net loss of $2.5 million, or $0.72 per share, for fiscal 1996. The fiscal 1997 results include a $700,000 ($500,000 or $0.15 per share, after tax) charge for corporate office relocation. The fiscal 1996 loss included a non-cash charge of $4.7 million ($0.85 per share, after tax) related to the Company's adoption of SFAS 121. Excluding the relocation and SFAS charges in fiscal 1997 and 1996, respectively, earnings per share were $0.17 in fiscal 1997 compared with $0.13 in fiscal 1996.

      The Company's improved earnings performance was due primarily to higher restaurant operating margins and reduced administrative expenses (excluding the relocation charge) in fiscal 1997 compared with the prior year.

      Fiscal 1997 revenues were $65.5 million compared with $69.4 million in fiscal 1996. The decline in revenues was primarily due to the sale of the Memphis units effective October 27, 1996, combined with a 4.3 percent decline in same store sales, reflecting continuing increased competition in the Company's markets. Store management and operational difficulties in several primary markets, principally Chicago, Denver and Los Angeles, also contributed to this decline. The Company has reduced the level of same store sales declines in each of the last three quarters of fiscal 1997. Management believes increased emphasis on store-level marketing and new menu items contributed to the improvements.

      The Wall Street Deli concept experienced revenue growth during the year, rising 5.0 percent to $61.9 million, or 94.6 percent of total revenues. Four new stores were opened during fiscal 1997, four were converted from R.C. Cooper's stores, and, in addition to the Memphis stores, three other stores that did not meet the Company's performance goals were sold or closed. The phasing out of the R.C. Cooper's concept is nearly complete now, and the conversion of the remaining stores is expected as circumstances warrant. At the end of fiscal 1997, 111 Wall Street Deli and five R.C. Cooper's stores were in operation.

      During the fourth quarter of fiscal 1995, the Company adopted a plan designed to dispose of its remaining commissary locations and eleven non-performing stores. A charge of $3.2 million to implement the plan was recognized as an operating expense and included severance payments related to the commissary closings ($75,630), provision for lease cancellation payments ($1.1 million), and the write-down of equipment and fixtures and leasehold improvements ($2.1 million) to the expected net realizable value of $0.3 million. During fiscal 1997, a combination of adjustments and recategorizations were recorded, the net result of which had no material effect on operations. At June 28, 1997, two of the eleven non-performing stores remain held-for-sale and management has been actively pursuing the disposition of these stores.

      The Company embarked on a franchise program during the fourth quarter of fiscal 1997, following initial tests during the past two years. The franchise program includes both stand-alone Wall Street Deli stores and Wall Street Deli stores co-branded with TCBY yogurt products. The Company currently has five signed license and franchise agreements, continues to review franchise opportunities with potential candidates, and is developing and refining its franchise strategy.

      During the second and fourth quarters of 1997, the Company's Board of Directors approved the repurchase of up to 250,000 and 100,000 shares of the Company's common stock, respectively. The Company purchased 220,500 shares at an average cost of $5.27 per share under the second quarter repurchase program, and 6,000 shares had been acquired as of June 28, 1997, at an average cost of $3.95 per share under the fourth quarter program.

RESTAURANT OPERATIONS AND MANAGEMENT

      Fiscal 1997 saw improvements in the Company's profitability, the launch of the franchise program, and the consolidation of the Company's corporate offices and establishment of a store support center. While net sales decreased 5.7 percent compared to fiscal 1996, operations returned to profitability in fiscal 1997, as the Company introduced a series of strategic initiatives intended to build future sales and improve margins.

      The Company's strategic vision today is focused on four goals considered by management to be critical to the mission of enhancing shareholder value: build same store sales, expand the base of stores, improve profitability and develop an employee team.

      Consistent high quality has long been a hallmark of the Company. The Company continues today to attract customers on the basis of Wall Street Deli stores' ambiance, convenience, rapid service, and fresh quality deli food at a reasonable price.

      Late in the fourth quarter of 1997, Wall Street Deli introduced a new line of sandwich products called "Street Wraps." These seven new menu items combine steak, chicken and/or vegetables in a warm, easy-to-hold plain or spinach-flavored flour tortilla, wrapped into a roll. Breakfast versions with steak, egg and cheese and smoked sausage, egg and cheese are also offered. Initial indications in Birmingham, Chicago and Houston test markets have been very promising, and the Street Wraps line is now scheduled for a roll out in 85 stores in fiscal 1998.

      Also in the fourth quarter of 1997, a new sandwich program was test marketed in Houston. In an effort to provide the customer more choices, the customer can now choose between two sandwich sizes, regular or small. The Company anticipates a system wide implementation of this program during fiscal 1998.

      The Company made progress in improving profitability in fiscal 1997, with increases in restaurant operating margins in each of the last three quarters. This was the Company's first full year of operation without commissaries and with the new direct store, single source, delivery system. This was the primary reason for a decrease of 0.8 percent in overall cost of sales. Management also expects that consolidation of the Company's corporate offices in Birmingham will help improve overall management efficiency.

      A number of new marketing approaches were introduced during fiscal 1997, including several promotions that were designed to put more focus on new products, such as the Specialty Chicken Sandwiches. Additional marketing and sales initiatives introduced included a Frequent Diner program and an Add A Buck promotion. The Company expects to upgrade both programs as part of its overall commitment to be more customer focused and driven in fiscal 1998.

      In fiscal 1997, the Company began to co-brand with several new co-brand partners. The Company has entered into relationships with TCBY, Nathan's Famous Hot Dogs and Taco Bell Express. Pilot operations with these concepts have been instituted, and the Company will continue looking for opportunities to increase business in existing and future locations.

      The move of the Memphis office to Birmingham to create the new store support center is expected to help link the Company to a better teamwork approach. With management information systems that now provide more efficient and timely information, management believes it is able to make better informed decisions. The store support center is linked to each of the Company's stores and communicates daily to retrieve sales, purchasing, and inventory information. Management continues to look for new ways to use this system in its efforts to increase market share and grow the business, particularly in the area of customer information.

      The management changes undertaken near the end of the fiscal year are expected to provide both a fresh approach and continuity. Louis Henderson comes to the position of President and Chief Executive Officer after serving as one the Company's outside directors since 1977, and with excellent management experience. Alan Kaufman and Robert Barrow, the Company's founders, also remain actively involved in the Company, and a franchising director with significant experience in the industry has been recently hired as well. The Company considers itself to have an experienced management team that is well-positioned to carry out its strategic initiatives.

      Typical staffing for a flagship Wall Street Deli store includes a manager and assistant manager, and 6 to 15 other employees. Most store employees work at least 35 hours each week, which the Company considers full-time, but some part-time employees are used as appropriate.

      Store managers, as well as regional, division and district managers, are compensated on a salary-plus-bonus basis, with bonuses based on sales and gross profits. The Company believes this incentive structure directly enhances store quality and service. In an effort to improve store operating income, the Company challenged its store managers to increase gross profit in the fourth quarter of fiscal 1997 by two percent more than the third quarter of fiscal 1997. Over 70 percent of its stores showed improved gross profit and 45 percent of Company stores met or exceeded the challenge. The Company continues to focus on empowering its managers to succeed and holding them accountable for results. Since most of the stores are geared to office environments, and thus to office working hours, the Company also believes that it enjoys a competitive advantage by its ability to attract and recruit employees, especially store managers, because of the absence of night and weekend store hours.

BEGINNING FRANCHISE OPERATIONS

      During fiscal 1996, a Wall Street Deli store was opened in the Hartsfield International Airport in Atlanta, Georgia, under a license agreement with a company specializing in airport operations. In April 1997, the Company announced a franchising program that includes both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products. The Company currently has five signed license and franchise agreements and continues to review franchise opportunities with potential candidates.

SITE SELECTION CRITERIA AND LEASING

      The Company continues to target major urban retail locations for its stores. Wall Street Deli seeks for its company stores locations that have high pedestrian traffic and dense office populations in prime downtown sites in large cities. The most desirable location for these restaurants is on the ground floor of a large office building with both a lobby entrance and a street entrance. The franchise emphasis is expected to be on suburban markets while the company stores remain concentrated in urban areas. Four new stores were opened in fiscal 1997, and seven are presently planned for fiscal 1998.

      The Company believes the site selection process is critical in determining the potential success of a store. A variety of factors are considered in the site selection process for Wall Street Deli stores, including local market demographics, site visibility and accessibility and proximity to significant generators of potential customers in a two block radius. The Company also reviews competition and attempts to analyze the sales of other stores operating in the area.

      The Company leases all of its store locations. The leases vary significantly in their terms and provisions. Annual rents generally are based on the greater of a fixed rate or a percentage of net sales or revenues and generally provide for escalation of rents based on increases in the lessor's annual operating expenses. The terms of the leases vary from five to ten years, with most of the more recent leases being ten years, typically with one five-year renewal option. See also "Item 2 - Properties."

COMPETITION

      In a business long acknowledged as highly competitive, the Company continues to face increasingly more competition for the quick service restaurant customer. As more specialty concepts enter the market, such as the coffees and bagels featured today at Wall Street Deli, customers have more choices.

      The Company also must compete for store locations and labor force. Competitors include a large number of national chains and national branded concepts that have established brand recognition through marketing and have the financial resources to increase market share through new locations. The competition for employees is a growing problem also. With the ever-increasing number of new concepts and restaurants, attracting and retaining qualified employees is more and more difficult, even though the Company believes it enjoys a competitive advantage because of its generally more popular business hours.

      The quick service restaurant business remains highly competitive with respect to concept, price, location, food quality and service. While competition has historically been affected by, among other things, changes in customer taste, economic and real estate conditions, demographic trends, traffic patterns, as well as national and local competitive factors, the number of competitors is greater than ever, thus heightening the effect of all those factors.

      With the advent of its franchising program, the Company is also competing for franchisees with franchisors of other restaurants and various concepts.

GOVERNMENT REGULATION

      Each of the Company's stores is subject to inspection and regulation by public health authorities. Most leasehold improvements made to the Company's stores are subject to local and state building code requirements. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum age requirements, overtime and other working conditions. The Company believes that its conduct of business is in substantial compliance with these and other applicable government regulations.

      A large number of the Company's store personnel are paid at or based upon the federal minimum wage level. Accordingly, changes in such minimum wage levels affect the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $4.75 per hour on October 1, 1996, and further to $5.15 effective September 1, 1997. Approximately 30 employees were affected by the October 1996 increase and 66 employees were affected by the September 1997 increase.

      A significant number of the Company's employees are not covered by health insurance. The Company is unable to predict the scope or effect, if any, of any future government regulation or legislation affecting employee health care benefits.

SERVICE MARKS

      The Company's trade name "WALL STREET DELI" and its design were registered as a service mark on the Principal Register of the United States Patent and Trademark Office in 1993. In 1990, the Company's trade name "R. C. COOPER'S" was registered as a service mark. The service mark "SANDWICH CHEF" and design was registered on the Principal Register of the United States Patent and Trademark Office in 1974. The Company expects to register "STREET WRAPS" as a service mark during fiscal 1998.

EMPLOYEES

      As of June 28, 1997, the Company employed approximately 1,170 persons, including 43 managerial, 15 administrative and 1,112 store employees. No labor unions represent any of the Company's employees. The Company considers its relationship with employees to be good.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

      The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through company-owned and company- operated stores. The Company has no operations outside the continental United States.

ITEM 2:  PROPERTIES

NEW CORPORATE HEADQUARTERS

      The Company consolidated its corporate offices late in fiscal 1997, relocating the Memphis operations center to Birmingham, Alabama. The new corporate headquarters is housed in approximately 10,000 square feet of leased office space which includes facilities for franchise training and support, as well as for training and support for Company stores. Located near downtown Birmingham, the corporate office is less than one block from a Wall Street Deli flagship store. Management expects this facility to be adequate for the Company's corporate headquarters and store support facility for the foreseeable future.

STORE LOCATIONS

      The Company leases all of its division offices and stores. The following table shows the locations of the Company's stores by city at June 28, 1997:

                          Wall Street Deli      Wall Street Deli
         City                Flagships               Other            R.C. Cooper's    Total
----------------------   ------------------     ------------------    -------------    -----
Atlanta                          4                     1                  --               5
Birmingham                       7                     3                   1              11
Chicago                         17                     1                  --              18
Cincinnati                       4                    --                  --               4
Cleveland                        3                    --                  --               3
Dallas                           9                     4                   1              14
Denver                           5                     4                  --               9
Houston                          7                     4                  --              11
Indianapolis                     1                    --                  --               1
Los Angeles                      6                    --                  --               6
Louisville                       1                    --                  --               1

                          Wall Street Deli      Wall Street Deli
           City                Flagships               Other          R.C. Cooper's    Total
----------------------   ------------------     ------------------    -------------    -----
Minneapolis                      1                    --                  --               1
New York                         1                    --                  --               1
Newark                           1                    --                   1               2
Philadelphia                     6                    --                  --               6
St. Louis                        2                    --                  --               2
Washington, D.C.                18                     1                   2              21
                               ---                    --                 ---             ---
                       TOTALS   93                    18                   5             116
                               ===                   ===                 ===             ===

      While the general economy in the various cities is an important element, the Company's experience is that careful placement of stores in office buildings and regional malls is in many respects unique to each situation. The locations and character of the stores and their surroundings, and the effect of those elements on their suitability, adequacy, productive capacity and utilization is integral to the Company's business, and is discussed in Item 1 of this Report, particularly under the caption "Site Selection Criteria and Leasing."

      Mr. Alan Kaufman, Chairman of the Board, and Mr. Robert Barrow, Vice Chairman of the Board, are general partners of WESCO Associates, which until February 1996 leased to the Company its executive offices and commissary in Birmingham, Alabama, and of CBK Associates, which until October 27, 1996 leased to the Company its catering offices in Memphis, Tennessee. During the Company's 1997, 1996 and 1995 fiscal years, rents paid to WESCO Associates were $0, $24,036 and $33,204, respectively, and rents paid to CBK Associates were $12,000, $74,712 and $79,056, respectively.

      Mr. Alan Kaufman, Mr. Robert Barrow, Mr. Jeffrey Kaufman, Executive Vice President, and Mr. Steve Barrow, Vice President - Corporate Development, are general partners in Rex Associates, which leased to the Company its administrative offices in Memphis, Tennessee. Pursuant to the relocation of the Company's administrative offices from Memphis to Birmingham and the subsequent consolidation with the Company's executive headquarters, the lease agreement will be terminated effective September 30, 1997, after which the Company has no further obligation. The administrative office lease was entered into May 1994 for a term of ten years beginning September 1, 1994, and provided for an annual escalation of rents based on the consumer price index. During the Company's 1997, 1996 and 1995 fiscal years, rents paid to Rex Associates were $69,672, $62,690 and $25,875, respectively.

      Management believes these transactions to have been on terms no less favorable than could have been obtained from unaffiliated third parties.

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

ITEM 4.1: EXECUTIVE OFFICERS

      The executive officers of the Company as of the end of fiscal 1997 were as follows:

Alan V. Kaufman               Chairman of the Board

Robert G. Barrow              Vice Chairman of the Board and Chief Financial Officer

Louis C. Henderson, Jr.       President and Chief Executive Officer

Jeffrey V. Kaufman            Executive Vice President and Chief Operating Officer

Kevin D. Conaway              Treasurer and Chief Accounting Officer

David A. Thomas               Senior Vice President - National Operations

Kenneth M. Myres              Vice President and Director of Franchising

Steven G. Barrow              Vice President - Corporate Development and Secretary

      Alan V. Kaufman, age 60, was Chairman of the Board, Chief Executive Officer and President of the Company from its formation in 1966 through 1995. After the close of the 1995 fiscal year, Mr. Kaufman stepped down as President and Chief Executive Officer, and continues as its Chairman. Mr. Kaufman is the father of Jeffrey V. Kaufman.

      Robert G. Barrow, age 61, served as President and Chief Executive Officer from 1995 until February 1997, when he became Vice Chairman of the Board. He also continues as Chief Financial Officer of the Company, and has served in that capacity since 1981. Mr. Barrow was

Executive Vice President from 1981 to 1995, and has been a Director of the Company since 1967. Mr. Barrow is the father of Steven G. Barrow.

      Louis C. Henderson, Jr., age 60, was elected President and Chief Executive Officer of the Company effective February 1, 1997. He has been a Director of the Company since 1977. Prior to his employment by the Company this year, he was President of The Hackney Group, Inc., which provides management services and consulting for a diversified group of affiliated companies. From 1981 through 1989, he was Senior Vice President, Operations, of Protective Life Corporation and Protective Life Insurance Company.

      Jeffrey V. Kaufman, age 36, has been employed by the Company since 1985 and has served in the position of Executive Vice President and Chief Operating Officer since 1995. He served as Vice President-Central Region, from 1989 until his promotion to Senior Vice President- National Operations Manager in August 1992, and has been a Director of the Company since 1995. Mr. Kaufman is the son of Alan V. Kaufman.

      Kevin D. Conaway, age 38, joined the Company as Treasurer and Chief Accounting Officer in May, 1997. A Certified Public Accountant, Mr. Conaway was employed by Coopers & Lybrand, LLP, from 1988 to 1995, and was an independent accounting consultant prior to his employment by the Company.

      David A. Thomas, age 38, joined the Company in 1983 and was promoted to the position of Senior Vice President-National Operations effective June 1997. He served as the Company's division manager for Washington, D.C. from 1984 until his appointment in 1992 to Vice President-Eastern Region.

      Kenneth Myres, age 45, joined the Company as Vice President and Director of Franchising in May of 1997. He was Vice President of Franchise Development for Metromedia Restaurant Group, Inc. from 1985 to 1996.

      Steven G. Barrow, age 32, was the Company's Director of Information Systems from 1993 until May 1997, when he was named Vice President-Corporate Development. Mr. Barrow has also served as the Company's corporate Secretary since 1993. He was Senior Systems Analyst for M.S. Carriers from 1992 to 1993 and worked for the Company on a part-time basis in various capacities related to information systems from 1988 until 1992. Mr. Barrow is the son of Robert G. Barrow.

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

FISCAL 1996                                        High                 Low
                                                   ----                 ---
     Quarter Ended September 30, 1995              9 5/8                7
     Quarter Ended December 30, 1995               8 1/2                5 1/4
     Quarter Ended March 30, 1996                  6 5/8                4 7/8
     Quarter Ended June 29, 1996                   6 5/8                5 1/8
FISCAL 1997                                        High                 Low
                                                   ----                 ---
     Quarter Ended September 28, 1996              6 1/4                4 3/4
     Quarter Ended December 28, 1996               5 7/8                4 3/4
     Quarter Ended March 29, 1997                  5 1/4                4 1/8
     Quarter Ended June 28, 1997                   4 3/8                3 7/8

     On September 15, 1997, there were approximately 367 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders.

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

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years in the period ended June 28, 1997 and as of June 28, 1997, June 29, 1996, July 1, 1995, July 2, 1994, and July 3,
1993. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company, which have been audited by BDO Seidman, LLP, independent Certified Public Accountants, as indicated in their report included elsewhere herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this report.


                                1997(1)        1996(2)           1995(3)          1994          1993
                                -----          -----             -----            ----          ----
Net sales                    $65,453,642    $ 69,399,058     $ 68,228,119     $58,858,043    $47,750,103
Net income (loss)            $    62,822    $ (2,457,706)    $   (921,011)    $ 1,956,807    $ 1,408,472
Earnings (loss) per share    $       .02    $       (.72)    $       (.27)    $       .58    $       .53
Average shares outstanding     3,279,736       3,407,874        3,422,701       3,381,892      2,668,975
Total assets                 $23,065,627    $ 25,668,894     $ 29,163,709     $26,669,807    $22,450,717
Stockholders' equity         $16,936,508    $ 18,229,590     $ 20,653,157     $21,485,457    $19,461,733
Return on average
   stockholders' equity              0.4%          (12.6)%           (4.4)%           9.6%           9.5%
Return on average assets             0.3%           (9.0)%           (3.3)%           8.0%           7.5%
Stores in operation at
    year-end                         116             124              128             122            119

1. In June 1997, the Company relocated its administrative offices from Memphis, Tennessee to Birmingham, Alabama and consolidated them with its executive headquarters in order to centralize the marketing and franchise operations and establish a store support center. In connection therewith a charge of $0.7 million was taken as an operating expense.

2. Net loss included a non-cash charge of $4.7 million taken as an operating expense related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

3. During the fourth quarter of fiscal 1995, the Company formally adopted a plan to close 11 existing stores and its commissary locations. In connection therewith a charge of $3.2 million to implement the plan was recognized as an operating expense.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of operations.

Forward Looking Statements. The statements in this Form 10-K that are not historical fact are forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, among others, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, weather conditions and seasonal effects, the uncertainties of new products and programs, and recent changes in management. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and reflect only management's belief and expectations based upon presently available information. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of income.

                                                      Fiscal Year Ended
                                                      -----------------
                                                  June 28,  June 29,   July 1,
                                                    1997      1996      1995
                                                   ------    -------   ------
Net sales                                          100.0%    100.0%    100.0%
Cost of sales                                       88.9      89.3      86.8
                                                   -----     -----     -----
Gross profit                                        11.1      10.7      13.2
Administrative and general                          11.6      10.1      10.8
Impairment of long-lived assets                       --       6.8        --
Provision for estimated loss on disposal
  of assets held for sale                             --        --       4.8
                                                   -----     -----     -----
Operating income (loss)                              (.5)     (6.2)     (2.4)

Other income (expenses)
  (Interest expense) and other income, net            .6        .4        .1
                                                   -----     -----     -----
Income (loss) before taxes (benefit) on income        .1      (5.8)     (2.3)
Taxes (benefit) on income                             --      (2.2)      (.9)
                                                   -----     -----     -----
Net income (loss)                                     .1%     (3.6)%    (1.4)%
                                                   =====     =====     =====

FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales

      Net sales decreased approximately $3,945,000 or 5.7 percent over the prior year primarily due to the sale of the Memphis division and a 4.3 percent decline in same store sales. The sale of the Memphis division, consisting of ten stores and related catering operations, which was effective October 27, 1996, decreased net sales by approximately $3,414,000 as compared to fiscal 1996, and accounted for 86.5% of the sales decrease. During fiscal 1997, the Company opened four new stores and, in addition to the ten Memphis stores, sold or closed three other stores that no longer met performance goals.

      Components of the Company's net sales and the respective percentages of total sales for those components for the fiscal years 1997 and 1996, in the categories used by the Company for the past several years, are shown in the schedule below:

                                   Total Sales                          Total Sales
     Concept                       Fiscal 1997       % of Total         Fiscal 1996     % of Total
-------------------               ------------       ----------        ------------     ----------
Wall Street Deli                  $ 61,913,503         94.6%           $58,962,226        85.0%
R. C. Cooper's                       2,370,367          3.6              7,114,922        10.3
Catering                             1,169,772          1.8              3,321,910         4.7
                                  ------------       ------            -----------        ----
Total                             $ 65,453,642        100.0%           $69,399,058       100.0%
                                  ============       ======            ===========       =====

      Fiscal 1997 is the last year in which the Company expects to separately track sales information for the R.C. Cooper's concept and catering. The Company has been closing or converting R.C. Cooper's restaurants for several years, and at the end of fiscal 1997 had only five R.C. Cooper's restaurants remaining. The catering sales reported above as a separate component of sales consists only of the off premises catering operations from the Memphis division, which accounted for the majority of such sales and which was sold in the second quarter of fiscal 1997, and the off premises operation in the Washington, D.C., division. All other catering sales are made from the restaurants and are not separately reported but included in the Wall Street Deli and R.C. Cooper's sales information above.

      The steadily decreasing sales attributable to the R.C. Cooper's units and off premises catering, both in absolute dollars and as percentages of total sales, reflects the change in the Company's store concept mix during the last several years as the Wall Street Deli concept has continued to predominate. The Company considers these other groupings now to have lost any material significance to an understanding of the Company's business.

      Primarily because of the variation in sales volume between the Wall Street Deli "flagship" restaurant style and the "other" Wall Street Delis, the Company does continue to record sales data separately for these two types or groups. Beginning in fiscal 1998, the Company plans to include sales information from the R.C. Cooper's units in the "other" category. The following table sets forth the Company's average annual sales per store by current concept group and for all stores, and the same store sales comparisons for stores open the entire twelve months of fiscal 1997 and 1996, respectively.

                                   Average Annual                Same Store Sales
                                   Sales Per Store             Change From Prior Year
                                ----------------------         ----------------------
                                  1997          1996            1997           1996
                                 --------    ---------         ------         ------
Wall Street Deli Flagships       $610,891    $642,824           (4.8)%         (5.5)%
Wall Street Deli Other           $319,843    $366,487           (0.1)%         (3.6)%
R.C. Cooper's                    $387,979    $246,353           (3.2)%         (3.3)%
All Stores                       $551,432    $532,395           (4.3)%         (5.1)%

      Average annual sales per store as shown above are computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of R.C. Cooper's stores to Wall Street Deli stores. The Memphis division sale included one Wall Street Deli Flagship store, two Wall Street Deli Other stores and seven R.C. Cooper's stores with approximate fiscal 1996 average annual sales per store of $242,000, $282,000 and $139,000, respectively. This transaction therefore created a significant increase in average annual sales per store for the five R.C. Cooper's stores remaining at fiscal 1997 year end.

      Same store sales in fiscal 1997 declined 4.3 percent as compared to fiscal 1996. Management believes this negative impact on same store sales is generally attributable to continually more formidable competition in expansion and marketing by competitors, combined with management and operational difficulties in several cities.

      During fiscal 1997, the Company again implemented pricing adjustments and price changes that were insignificant on an overall basis, and therefore considers price changes in products sold to have had, in the aggregate, an immaterial effect on sales in the current year.

      During the fourth quarter of fiscal 1997 the Company announced the initiation of a franchise program for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products. There have not yet been any significant revenues from this early stage program.

      The Company historically has experienced lower sales in the second fiscal quarter of each year due to the greater number of holidays in the months of October, November and December. This seasonal effect has a negative impact on sales because most of the Company's stores are located in or near office buildings.

Cost of Sales

      Cost of sales as a percentage of net sales decreased in fiscal 1997 to
88.9 percent from 89.3 percent in fiscal 1996. The major components of cost of sales for the last two years are set out below:

                               Fiscal 1997  % of Sales     Fiscal 1996   % of Sales
                              ------------- -----------   -------------  ----------
Food/Paper                    $23,020,494    35.2%        $24,160,921     34.9%
Commissary                           --        --             789,190      1.1
                              -----------    ----         -----------     ----
Total Food/Paper/Commissary    23,020,494    35.2          24,950,111     36.0
Labor                          14,917,950    22.8          16,156,153     23.3
Store Expenses                 20,219,542    30.9          20,852,569     30.0
                              -----------    ----         -----------     ----
                              $58,157,986    88.9%        $61,958,833     89.3%
                              ===========    ====         ===========     ====

      The decrease in total food/paper and commissary expenses of 0.8 percent as a percentage of sales reflects the completion of the Company's delivery system conversion. Final stages of the commissary phase-out were completed during fiscal 1996 and by June 1996 the single source vendor system was fully implemented.

      Labor costs as a percentage of net sales decreased 0.5 percent due to a
1.5 percent decrease in aggregate hourly wages offset by a 1.0 percent increase in store manager salaries. The minimum wage increase, effective October 1, 1996, has not had a material effect on labor costs.

      Store expenses as a percentage of net sales increased 0.9 percent due mainly to the fact that many store expenses are fixed and are therefore adversely affected by a decrease in same store sales. There was also a 0.2 percent increase in equipment repairs and maintenance expense compared to the prior year.

Administrative and General Expenses

      Administrative and general expenses increased $581,556, or 8.3 percent, to $7,586,774 for fiscal 1997 from $7,005,218 in fiscal 1996. In June 1997, the
Company took a $700,000 one-time charge related to the relocation of its administrative offices from Memphis to Birmingham and the subsequent consolidation with the Company's executive headquarters. This move established a store support center and centralized the operations and administrative functions. Excluding the $700,000 one-time charge, administrative and general expenses decreased $118,444, or 1.7 percent, in fiscal 1997 as compared to the prior fiscal year.

Sale of Memphis Division

      Effective October 27, 1996, the Company sold the operating assets of its Memphis division to Executive Chef Catering, L.L.C., which is owned by Mr. Robert Barrow, current Vice Chairman of the Board and former President and Chief Executive Officer of the Company, and Ms. Judy Gupton, former manager of the Memphis division. Total sale price for the assets was $1,017,000, consisting of $810,305 in cash and short-term notes, 25,000 shares of Company stock valued at $5.55 per share, and $68,739 payable in two years, with interest at the prime rate and paid quarterly. Prior to the close of fiscal 1997, one note in the amount of $47,990 was paid with 11,250 shares of Company stock valued at $4.125 per share, with the balance paid in cash. The book value of the assets sold was approximately $867,000.

      The assets included in the sale were ten Memphis stores, three operating under the Wall Street Deli trade name and seven operating as R.C. Cooper's stores, and the Memphis catering operation conducted under the trade name Executive Chef Catering. In fiscal 1996, average annual sales approximated $178,000 for each of the ten Memphis stores while the catering operation had annual sales of approximately $2,900,000. Operating income for the Memphis division for fiscal 1996 was approximately $268,000. Management considers this transaction to have been on terms at least as favorable as could have been obtained from unaffiliated third parties.

Interest Expense, Net

      In fiscal 1997, the Company had net interest expense of $47,089 compared to net interest expense of $188,038 in fiscal 1996. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.47 percent at June 28, 1997) or the bank's quoted cost of funds plus 175 basis points (6.64 percent at June 28, 1997). The Company had $982,936 outstanding against this line at June 28, 1997 as compared to $2,500,000 at June 29, 1996. The interest expense for fiscal 1997 of $129,075 was offset by $81,986 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

Taxes (Benefit) on Income

      The Company incurred income taxes of $26,000 for fiscal 1997 as compared to a tax benefit of $1,536,500 for fiscal 1996. The effective tax rate in fiscal 1997 was 29.3 percent as compared to the effective tax benefit of 38.5 percent in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales

      Net sales increased $1,170,939 or 1.7 percent over the prior year. During the 1996 fiscal year, the Company opened nine new stores and sold or closed thirteen of its stores that did not meet or no longer met performance goals. The increase in sales in 1996 over 1995 came primarily from new stores, which had higher sales than stores closed during the year. The Company's sales by concept for each of the last two fiscal years and the percent of total sales are shown in the schedule below:

                   Total Sales                 Total Sales
     Concept       Fiscal 1996   % of Total    Fiscal 1995   % of Total
----------------   -----------   ----------    -----------   ----------
Wall Street Deli   $58,962,226    85.0%        $54,117,297    79.3%
R. C. Cooper's       7,114,922    10.3          10,392,019    15.2
Catering             3,321,910     4.7           3,718,803     5.5
                   -----------   -----         -----------   -----
Total              $69,399,058   100.0%        $68,228,119   100.0%
                   ===========   =====         ===========   =====

      The sales information shown above for Wall Street Deli and R.C. Cooper's stores includes catering sales made from the stores. The catering sales shown as a line item above consists only of off premises sales from the Memphis division, which had a substantial off premises catering business, and the Washington, D.C. division.

      As in the past several years, the Wall Street Deli portion of the Company's sales continued in fiscal 1996 to grow in relation to the other concepts, both in absolute terms and as a percentage of the Company's total sales. The Company expected to continue opening only Wall Street Deli stores in the immediate future and to continue converting certain R.C. Cooper's units into Wall Street Deli stores, and selling or closing others. The Company tracks sales data for the Wall Street Deli concept by two groups, flagship and other. The following table sets forth the Company's average annual sales per store by concept group and for all stores, and the same store sales comparisons for stores open the entire twelve months of fiscal 1996 and 1995 respectively.

                              Average Annual               Same Store Sales
                              Sales Per Store(*)        Change From Prior Year
                             -------------------        ----------------------
                               1996       1995             1996           1995
                             --------   --------          ------        ------
Wall Street Deli Flagships   $642,824   $662,253          (5.5)%        (4.7)%
Wall Street Deli Other       $366,487   $344,073          (3.6)%         0.6 %
R.C. Cooper's                $246,353   $236,009          (3.3)%         0.3 %
All Stores                   $532,395   $514,308          (5.1)%        (3.2)%

      * Average annual sales per store are computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of R.C. Cooper's stores to Wall Street Deli stores.

      Same store sales in fiscal 1996 declined 5.1 percent as compared to 1995; management believed both economic uncertainties and aggressive expansion and marketing by competitors had a negative impact on same store sales.

      During fiscal 1996, the Company implemented only insignificant price changes, and therefore considered price changes in products sold to have had an immaterial effect on sales in that year. The Company's pricing of its food items varies slightly from store to store and city to city and among the different concepts. Pricing in the quick-service food business is highly competitive, and minor adjustments in pricing from time to time, while not believed material to sales increases or decreases, are believed necessary to remain competitive.

      The only seasonal effect the Company historically has experienced is that sales are usually lower in the second fiscal quarter of each year due to the number of holidays in the months of October, November and December. This affects sales because most of the Company's stores are located in or near office buildings.

Costs of Sales

      Cost of sales as a percentage of net sales increased in fiscal 1996 to
89.3 percent from 86.8 percent in fiscal 1995. The major components of cost of sales for those two years is set out below:

                              Fiscal 1996  % of Sales      Fiscal 1995   % of Sales
                              -----------  -----------     -----------   ----------
Food/Paper                    $24,160,921    34.9%         $22,947,346   33.7%
Commissary                        789,190     1.1            1,876,244    2.7
                              -----------    ----          -----------   ----
Total Food/Paper/Commissary    24,950,111    36.0           24,823,590   36.4
Labor                          16,156,153    23.3           14,279,940   20.9
Store Expenses                 20,852,569    30.0           20,139,596   29.5
                              -----------    ----          -----------   ----
                              $61,958,833    89.3%         $59,243,126   86.8%
                              ===========    ====          ===========   ====

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

      The increase in labor costs was largely attributable to the Company's decision at the end of fiscal 1995 to change the compensation structure for store managers by raising the base pay and lowering certain incentive pay plans. The Company's purpose in instituting this structure was to be more competitive in hiring managers but this change raised labor costs as a percentage of sales.

Administrative and General Expenses

      Administrative and general expenses decreased $362,479, or 4.9 percent, to $7,005,218 for 1996 from $7,367,697 in 1995. The Company has made substantial commitments to new management information systems intended to help slow the growth in administrative and general expenses and provide administrative efficiencies in the future.

Impairment of Long-Lived Assets

      In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the evaluation of assets based on estimated future cash flows. Although early adoption of SFAS No. 121 was encouraged, it was not required until the first quarter of fiscal 1997. Wall Street Deli elected to adopt SFAS No. 121 in the fourth quarter of 1996.

      As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company recorded its initial, non-cash charge upon adoption of SFAS No. 121 in 1996, resulting in a significant effect on results of operations. Historically, the Company had evaluated and measured its store properties for impairment by groups on a regional basis to determine if the region was operating at a loss or was expected to operate at a loss in the future. The Company's previous accounting policy required no evaluation of impairment for the fiscal years 1994 and 1995 due to each region's operating history and expected future performance. As a result of adopting SFAS No. 121, the Company now evaluates and measures for impairment on an individual store basis. This change resulted in a charge of $4,712,562 to reduce the carrying amount of 14 stores or 11 percent of all Company stores. The charge represented approximately 13 percent of the total carrying amount of long-lived assets. The reduced carrying amount of assets was then expected to reduce 1997 depreciation and amortization by approximately $600,000. Also, because the Company now evaluates each store for impairment, future charges, while not expected to approach the magnitude of the initial charge recorded in 1996, were and are reasonably possible as estimates of future cash flows change. These charges will generally arise as estimates used in the evaluation and measurement of impairment upon adoption of SFAS No. 121 are refined based on new information or as a result of future events or changes in circumstances that cause other stores to be impaired. Also, any future expenditures for impaired stores that would normally be capitalized will have to be immediately evaluated for recoverability.

      The initial impact of adopting SFAS No. 121, as well as its ongoing application, has and will generally result in lower closure costs or increased gains for impaired stores that are closed or sold, respectively.

Interest Expense, Net

      In fiscal 1996, the Company had net interest expense of $188,038 compared to net interest expense of $121,442 in 1995. Interest expense was related solely to the Company's $7,500,000 unsecured line of credit, bearing interest at the lower of the 30-day LIBOR rate plus 175 basis points or the bank's quoted cost of funds plus 175 basis points. The Company had $2,500,000 outstanding against this line at June 29, 1996, down from $3,150,000 at July 1, 1995. The interest expense for fiscal 1996 of $245,752 was offset by $57,714 interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

Taxes (Benefit) on Income

      As a result of the impairment charge recognized in the fourth quarter, the Company experienced a tax benefit for fiscal 1996 of $1,536,500 compared to a tax benefit the previous year of $635,600. The effective tax benefit on income was 38.5 percent in fiscal 1996, which was greater than the statutory rate, mainly as a consequence of the availability of tax credits.

IMPACT OF INFLATION

      Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $4.75 on October 1, 1996, and further to $5.15 effective September 1, 1997. At June 28, 1997, the Company had 66 employees who are paid less than $5.15 per hour. Construction costs have also increased to developers who lease space to the Company. Developers have in turn increased and may continue to increase rents for Company stores. In addition, most of the leases for Company stores contain rent escalation clauses based upon cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to obtain the cash required for the conduct of its business depends upon cash from operations and, to a lesser extent, bank borrowings. Historically, cash flow from operations and periodic bank borrowings generally have been sufficient to finance the expansion of the Company's business. The Company does not maintain significant receivables or inventory and it receives trade credit in purchasing food and supplies. Stores not meeting the Company's performance criteria may be closed or sold. The terms of some such sales require the Company to take back notes, which are contained in the Company's notes receivable balance, for all or a portion of the sale price.

      At 1997 fiscal year end, the ratio of the Company's current assets to current liabilities was .51 to 1.00, as compared to a current ratio of .78 to
1.00 at 1996 fiscal year end. This change reflects the Company's use in 1997 of available cash for acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long term debt.

      The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were $2,992,719, $3,990,107 and $6,680,019 for fiscal years 1997,
1996, and 1995, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1998 will be approximately $3,800,000. During the second and fourth quarters of 1997, the Company's Board of Directors approved the repurchase of up to 250,000 and 100,000 shares of the Company's common stock, respectively. The Company purchased 220,500 shares at an average cost of $5.27 per share under the second quarter repurchase program while 6,000 shares have been acquired as of June 28, 1997, at an average cost of $3.95 per share under the fourth quarter program. During fiscal 1997, a total of 226,500 shares were purchased at an acquisition cost of $1,186,437.

      The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash generated from operations totaled $3,425,857, $4,944,448 and $4,337,320 for fiscal years 1997, 1996, and
1995, respectively. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. The Company is in compliance with these covenants. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.

NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The

Company will adopt SFAS 128 in financial statements issued for the quarter ended December 27, 1997. If the provisions of SFAS 128 had been applied to the year ended June 28, 1997, Basic EPS and Diluted EPS would have both been $.02.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. "SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      SFAS 131 if effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

ITEM 8: FINANCIAL STATEMENTS

      The following financial statements are contained at pages 26 through 51 of this report:

                                                                                                                Page
                                                                                                                ----

         Report of Independent Certified Public Accountants......................................................26
         Consolidated Financial Statements for Years ended June 28, 1997,
                  June 29, 1996 and July 1, 1995:
                  Consolidated Balance Sheets - June 28, 1997 and June 29, 1996..................................27
                  Consolidated Statements of Operations..........................................................29
                  Consolidated Statements of Stockholders' Equity................................................30
                  Consolidated Statements of Cash Flows..........................................................31

         Summary of Accounting Policies..........................................................................33
         Notes to Consolidated Financial Statements..............................................................38
         Selected Quarterly Financial Data (unaudited) (appearing at Note 11 of the Notes to Consolidated Financial Statements)............................................ 51

             [the remainder of this page intentionally left blank]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Wall Street Deli, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Wall Street Deli, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Deli, Inc. and subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.



                                                BDO Seidman, LLP


Memphis, Tennessee
August 12, 1997


                                                                 JUNE 28, 1997      June 29, 1996
===================================================================================================

ASSETS

CURRENT
  Cash and cash equivalents                                        $   490,058        $ 1,882,844
  Accounts and notes receivable (Note 1)                             1,055,924          1,636,230
  Inventories                                                          684,280            686,809
  Prepaid expenses and other                                           263,129            278,732
  Refundable income taxes                                                    -            239,670
  Deferred tax benefit (Note 6)                                        624,000          1,043,000
---------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 3,117,391          5,767,285
---------------------------------------------------------------------------------------------------

EQUIPMENT AND IMPROVEMENTS (Note 4)
  Equipment and fixtures                                            18,258,482         18,114,226
  Leasehold improvements                                            15,905,021         14,672,885
---------------------------------------------------------------------------------------------------

                                                                    34,163,503         32,787,111

Less accumulated depreciation and amortization                     (18,035,661)       (16,190,946)
---------------------------------------------------------------------------------------------------

NET EQUIPMENT AND IMPROVEMENTS                                      16,127,842         16,596,165
---------------------------------------------------------------------------------------------------

OTHER
  Cash surrender value of insurance ($3,273,638
    and $2,251,010 face amount) on officers' lives                     718,165            607,341
  Long-term portion of notes receivable (Note 1)                       453,229            743,103
  Deferred tax benefit (Note 6)                                      2,649,000          1,955,000
---------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                   3,820,394          3,305,444
---------------------------------------------------------------------------------------------------

                                                                   $23,065,627        $25,668,894
===================================================================================================

                                         WALL STREET DELI, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


                                                                 JUNE 28, 1997      June 29, 1996
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note 2)                                           $ 1,005,400        $ 2,500,000
  Accounts payable                                                   1,267,758          1,718,621
  Accruals:
    Taxes other than income                                            546,073            969,920
    Compensation (Note 5)                                              755,240            506,106
    Rent (Note 5)                                                      781,545            624,411
    Workers' compensation                                              742,242            565,687
    Corporate relocation (Note 9)                                      532,121                  -
    Miscellaneous                                                      498,740            554,559
---------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            6,129,119          7,439,304
---------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 3)
  Common stock, $.05 par - shares authorized 20,000,000;
    issued 3,413,777 and 3,411,043                                     170,689            170,552
  Additional paid-in capital                                        10,782,448         10,766,896
  Retained earnings                                                  7,365,512          7,302,690
---------------------------------------------------------------------------------------------------

                                                                    18,318,649         18,240,138

  Treasury stock, at cost, 263,825 and 1,075 shares                 (1,382,141)           (10,548)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          16,936,508         18,229,590
---------------------------------------------------------------------------------------------------

                                                                   $23,065,627        $25,668,894
===================================================================================================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Year ended
                                                        ----------------------------------------------------------
                                                        JUNE 28, 1997         JUNE 29, 1996          July 1, 1995
====================================================================================================================
NET SALES                                                $ 65,453,642          $ 69,399,058          $ 68,228,119
-------------------------------------------------------------------------------------------------------------------
COST OF SALES
  Food and paper costs                                     23,020,494            24,160,921            22,947,346
  Direct labor                                             14,917,950            16,156,153            14,279,940
  Other operating expenses                                 20,219,542            21,641,759            22,015,840
-------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                                        58,157,986            61,958,833            59,243,126
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                7,295,656             7,440,225             8,984,993

ADMINISTRATIVE AND GENERAL                                  7,586,774             7,005,218             7,367,697
IMPAIRMENT OF LONG-LIVED ASSETS (Note 4)                            -             4,712,562                     -
FACILITIES CLOSING COSTS (Note 5)                                   -                     -             3,234,187
-------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                               (291,118)           (4,277,555)           (1,616,891)
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
  Gain on disposal of leasehold
    improvements and equipment                                204,361               369,573               113,710
  Interest expense                                           (129,075)             (245,752)             (195,834)
  Interest income                                              81,986                57,714                74,392
  Other income - net                                          222,668               101,814                68,012
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                            379,940               283,349                60,280
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES (BENEFIT)
  ON INCOME                                                    88,822            (3,994,206)           (1,556,611)

TAXES (BENEFIT) ON INCOME (Note 6)                             26,000            (1,536,500)             (635,600)
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $     62,822          $ (2,457,706)         $   (921,011)
====================================================================================================================
EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK                                           $        .02          $       (.72)         $       (.27)
====================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                               3,279,736             3,407,874             3,422,701
====================================================================================================================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                Common stock                                                   Treasury stock
                                        -------------------------       Additional                          --------------------
                                           Number                         paid-in           Retained          Number
                                         of shares         Amount         capital           earnings        of shares     Amount
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, July 2, 1994                    3,391,247        $169,562      $10,720,999       $10,681,407         7,248    $   86,511

  Net loss for the year                          -               -                -          (921,011)            -             -
  Exercise of stock options                 12,107             606           12,142                 -       (16,173)     (174,088)
  Treasury stock acquired                        -               -                -                 -        10,000        98,125
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, July 1, 1995                    3,403,354         170,168       10,733,141         9,760,396         1,075        10,548

  Net loss for the year                          -               -                -        (2,457,706)            -             -
  Exercise of stock options                  7,689             384           33,755                 -             -             -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 29, 1996                   3,411,043         170,552       10,766,896         7,302,690         1,075        10,548

  Net income for the year                        -                                -            62,822             -             -
  Exercise of stock options                  2,734             137           15,552                 -             -             -
  Treasury stock acquired                        -               -                -                 -       262,750     1,371,593
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 28, 1997                   3,413,777        $170,689      $10,782,448       $ 7,365,512       263,825    $1,382,141
=================================================================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                    Year ended
                                                ---------------------------------------------------
                                                JUNE 28, 1997      June 29, 1996      July 1, 1995
===================================================================================================

OPERATING ACTIVITIES
  Net income (loss)                               $   62,822        $(2,457,706)      $  (921,011)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Impairment of long-lived assets                      -          4,712,562                 -
      Depreciation and amortization                3,464,330          3,490,447         3,888,278
      Facilities closing costs                             -                  -         3,234,187
      Gain on sale of property and
        equipment                                   (369,182)          (369,573)         (113,710)
      Deferred income taxes                         (275,000)        (1,343,500)       (1,484,300)
      Provision for loss on notes and
        accounts receivable                            1,950            167,193           188,960
      Decrease (increase) in
      operating assets:
        Accounts receivable                          579,508            137,498        (1,009,005)
        Inventories                                  (46,483)           373,694           612,955
        Prepaid expenses                              15,603            774,062          (603,761)
        Refundable income taxes                      239,670           (118,941)           16,476
      Increase (decrease) in
      operating liabilities:
        Accounts payable                            (450,863)          (154,808)          375,319
        Accruals                                     203,502           (266,440)          152,932
---------------------------------------------------------------------------------------------------

Cash provided by operating activities              3,425,857          4,944,488         4,337,320
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for purchase of property and
    equipment                                     (2,992,719)        (3,990,107)       (6,680,019)
  Proceeds from sale of property and
    equipment (Note 7)                               599,193            338,101           234,250
  Net payments on notes receivable                   397,461            296,394           335,526
  Increase in cash surrender value of
    insurance on officers' lives                    (110,824)           (11,787)          (86,525)
---------------------------------------------------------------------------------------------------

Cash used by investing activities                 (2,106,889)        (3,367,399)       (6,196,768)
---------------------------------------------------------------------------------------------------

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                      Year ended
                                                   -------------------------------------------------
                                                   JUNE 28, 1997     June 29, 1996      July 1, 1995
====================================================================================================

FINANCING ACTIVITIES
  Net borrowings (payments) under line
    of credit                                       $(1,494,600)       $ (650,000)       $1,650,000
  Proceeds from exercise of stock options                15,689            34,139           186,836
  Acquisition of treasury stock                      (1,232,843)                -           (98,125)
----------------------------------------------------------------------------------------------------

Cash provided (used) by financing activities         (2,711,754)         (615,861)        1,738,711
----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH FOR
  THE PERIOD (Note 7)                                (1,392,786)          961,228          (120,737)

CASH AND CASH EQUIVALENTS, beginning
  of period                                           1,882,844           921,616         1,042,353
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end
  of period                                         $   490,058        $1,882,844        $  921,616
====================================================================================================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES




INDUSTRY SEGMENT           The Company owns and operates delicatessen-style
INFORMATION                restaurants which are located primarily in office
                           buildings or in high foot traffic retail or business complexes, primarily in central business districts of large metropolitan cities throughout the United
                           States. The Company also provides limited catering services in those cities in which its restaurants are located.

PRINCIPLES OF              The consolidated financial statements include the
CONSOLIDATION              accounts of the Company and its wholly-owned
                           subsidiaries. All material intercompany accounts and transactions are eliminated.

USE OF                     The preparation of financial statements in conformity
ESTIMATES                  with generally accepted accounting principles
                           requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
                           Estimates also affect the reported amounts of revenues and expenses during the reporting period.
                           Actual results could differ from those estimates.

FISCAL YEAR                The Company operates on a 52-53 week fiscal year
                           ending on the Saturday closest to June 30 of each year. All fiscal year periods presented include 52 weeks.

FAIR VALUE OF              The carrying amounts of the Company's financial
FINANCIAL                  instruments, consisting of cash and cash equivalents,
INSTRUMENTS                notes and accounts receivable, cash surrender value
                           of life insurance, accounts payable and notes payable approximate their respective fair values.



INVENTORIES                Inventories of food and restaurant supplies are
                           valued at the lower of cost (first-in, first-out) or market. Maintenance and office supplies are not inventoried.

EQUIPMENT,                 Equipment and improvements are stated at cost.
IMPROVEMENTS,              Depreciation of equipment is computed using the
DEPRECIATION AND           straight-line method for financial reporting purposes
AMORTIZATION               over a seven year estimated useful life.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES




                           Leasehold improvements are amortized using the straight-line method for financial reporting purposes over the lesser of the useful life of the improvements or the term of the applicable lease.

                           As discussed in Note 4, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), in 1996 for purposes of determining and measuring impairment of certain long-lived assets.

                           The Company reviews long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. The Company has identified the appropriate grouping of assets to be individual restaurants. The Company deems a restaurant's assets to be impaired if a forecast of undiscounted future operating cash flows directly related to the assets, including disposal value, if any, is less than their carrying amount. If a restaurant's assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of the assets exceeds their fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired assets was a new investment decision. The Company generally measures fair value based on the Company's experience in disposing of similar under-performing properties. Management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES




TAXES ON INCOME            Income taxes are calculated using the liability
                           method specified by Statement of Financial Accounting
                           Standards No. 109, Accounting for Income Taxes ("SFAS
                           109"). Under SFAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards. Measurement of deferred income taxes is based upon enacted tax laws and tax rates, with the measurement of deferred income tax assets reduced by estimated amounts of tax benefits not likely to be realized.

EMPLOYEE                   The Company provides a defined contribution
BENEFITS                   retirement plan for substantially all of its
                           full-time employees which meets the requirements of
                           Section 401(k) of the Internal Revenue Code. The
                           Company's policy is to fund the retirement plan costs accrued.

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

                           Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. As allowed under the provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (see Note 3).

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES




EARNINGS PER               Earnings per share are based on the weighted average
SHARE                      number of common shares outstanding during each year.
                           Common stock equivalents in the form of stock options and stock purchase rights are also considered in the computation when the effect is dilutive.

NEW ACCOUNTING             In February 1997, the Financial Accounting Standards
PRONOUNCEMENTS             Board issued Financial Accounting Standards No. 128,
                           Earnings Per Share ("SFAS 128"). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                           SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in financial statements issued for the quarter ended December 27, 1997. If the provisions of SFAS 128 had been applied to the year ended June 28, 1997, Basic EPS and Diluted EPS would have both been $.02.

                           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES



                           SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                           In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                           SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

RECLASSIFI-                Certain 1995 and 1996 amounts have been reclassified
CATIONS                    to conform to the 1997 presentation.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.    ACCOUNTS AND         Accounts and notes receivable consist of the
      NOTES                following:
      RECEIVABLE

                                                                 JUNE 28,        June 29,
                                                                  1997             1996
                           ===============================================================

                           Notes receivable                    $  579,105      $   956,462
                           Accounts receivable                    749,625        1,310,498
                           Other receivables                      350,001          280,001
                           ---------------------------------------------------------------

                                                                1,678,731        2,546,961
                           Less allowance for doubtful
                             accounts                           (169,578)         (167,628)
                           ---------------------------------------------------------------

                                                                1,509,153        2,379,333
                           Less long-term portion of notes
                             receivable                         (453,229)         (743,103)
                           ---------------------------------------------------------------

                                                               $1,055,924       $1,636,230
                           ===============================================================

                           The Company's notes receivable generally arise from sales of equipment in connection with store closings, bear interest at rates ranging from 7% to 12%, are repayable monthly and are due at various dates through January 2003. The notes are collateralized by store equipment.

                           Activity in the allowance for possible losses is summarized as follows:

                                                                    JUNE 28,     June 29,      July 1,
                           Year ended                                1997          1996         1995
                           ---------------------------------------------------------------------------

                           Balance, at beginning of period        $ 167,628     $ 244,801     $100,000
                           Charged to expense                       106,892       167,193      188,960
                           Uncollected balances written off,
                             net of recoveries                     (104,942)     (244,366)     (44,159)
                           ---------------------------------------------------------------------------

                           Balance, at end of period              $ 169,578     $ 167,628     $244,801
                           ===========================================================================

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2. NOTES PAYABLE  Notes payable consists of:

                                                                    JUNE 28,     June 29,
                                                                     1997          1996
                  =======================================================================

                  $7,500,000 unsecured revolving line of
                   credit with bank, borrowings payable on
                   demand, bearing interest at lower of either
                   (i) the 30-day LIBOR rate plus 175 base
                   points (7.47% at June 28, 1997), or (ii) the
                   quoted cost of funds rate plus 175 base
                   points (6.64% at June 28, 1997)                $  982,936   $2,500,000

                  Note to GMAC Financing, interest rate
                   of 8.50%                                           22,464            -
                  -----------------------------------------------------------------------

                  Notes payable                                   $1,005,400   $2,500,000
                  =======================================================================

                  The maximum amount of short-term borrowings outstanding during the years ended June 28, 1997, June 29, 1996 and July 1, 1995 were $2,878,000, $3,800,000 and $3,150,000, respectively. Such borrowings averaged approximately $1,824,000 in 1997, $3,283,000 in 1996 and $2,274,000 in 1995, with a weighted average interest rate of 7.08%, 7.21% and 7.89%, respectively, for such periods. The weighted average interest rate was calculated by dividing the related interest expense by the average short-term borrowings outstanding during the respective periods.

                  The Company's unsecured line of credit contains covenants that require, among other things, that the Company maintain specified levels of adjusted tangible net worth and debt service coverage ratios. The line of credit agreement also restricts additional indebtedness, capital expenditures and declaration and payment of dividends.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. STOCKHOLDERS'  The Company maintains an incentive stock option plan under
   EQUITY which officers, directors and employees may be granted options to purchase shares of the Company's common stock at the grant date at fair market value. Options are generally exercisable upon issuance and expire up to five years from the date granted.


                                                   JUNE 28, 1997           June 29, 1996      July 1, 1995
----------------------------------------------------------------------------------------------------------
                                                         WEIGHTED-               Weighted-
                                                          AVERAGE                average
                                                         EXERCISE                exercise
                                                SHARES    PRICE         Shares     price       Shares
                  ----------------------------------------------------------------------------------------
                  Options outstanding,
                    beginning of period        238,550      8.38       178,850      9.39      158,675
                  Options granted              133,200      4.55        72,600      5.99       42,000
                  Options exercised                  -                  (5,400)     6.22      (14,275)
                  Options cancelled            (33,350)     6.50        (7,500)    11.02       (7,550)
                  ----------------------------------------------------------------------------------------
                  Options outstanding,
                    end of period              338,400      7.05       238,550      8.38      178,850

                  Option price range           $4.00 to               $5.25 to               $6.00 to
                    at end of period            $13.06                  $13.06                 $13.06

                  Options available
                    for grant at end
                    of period                   34,750                 134,600                194,300
                  ----------------------------------------------------------------------------------------
                  Weighted-average fair
                    value of options,
                    granted during
                    the period                             $1.58                   $1.90
                  ========================================================================================

                  At June 28, 1997, 373,150 shares were reserved for issuance under the plan.

                  The Company also maintains an Employee Stock Purchase Plan which covers full-time employees which meet certain defined employment requirements. A maximum of 142,500 shares may be issued under the plan, and the employees' purchase price is the greater of 85 percent of the fair market value of the stock on the date of grant or 85 percent of the Company's cost

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  to acquire stock for issuance under the plan. Rights to acquire shares expire within 12 months from date of grant if not exercised. Rights to acquire 1,650, 6,334 and 12,985 shares remained outstanding as of June 28, 1997, June 29, 1996 and July 1, 1995, respectively. A total of 65,302 shares were reserved under this plan as of June 28, 1997.

                  STOCK-BASED COMPENSATION

                  All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below for the years ended:

                                                       JUNE 28,        June 29,
                                                          1997            1996
                  --------------------------------------------------------------
                  Net income (loss):
                    As reported                       $ 62,822     $(2,457,706)
                    Pro forma                         $(84,275)    $(2,554,288)

                  Earnings (loss) per share of
                    common stock:
                      As reported                     $   0.02     $     (0.72)
                      Pro forma                       $  (0.03)    $     (0.75)

                  ==============================================================

                  The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996; expected life of option of 5 years for both years, expected volatility of 24.7% for 1997 and 22.8% for 1996, risk free interest rate of 6.45% for 1997 and 5.5% for 1996 and a 0%

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                  dividend yield for both years. The weighted average fair value at date of grants range from $1.43 to $1.77 per option for 1997 and $1.65 to $2.97 per option for 1996.

                  Additional information relating to stock options outstanding and exercisable at June 28, 1997 summarized by exercise price are as follows:

                                    Outstanding        Weighted Average
                     Exercise           and         ---------------------
                     price per      exercisable      Life        Exercise
                       share          shares        (years)        price
                  =======================================================
                           $4.00       75,000         4.8         $ 4.00
                            5.25      113,100         3.9           5.25
                   6.33 to  9.25       61,400          .8           7.32
                  10.00 to 13.06       88,900         1.5          11.74
                   4.00 to 13.06      338,400         2.9           7.05

                  =======================================================


4. IMPAIRMENT OF  In March 1995, the FASB issued SFAS 121, Accounting for the
   LONG-LIVED     Impairment of Long-Lived Assets and for Long-Lived Assets to
   ASSETS         Be Disposed Of, which requires the evaluation of certain
                  assets based upon estimated future cash flows. The Company elected to adopt SFAS 121 in the fourth quarter of 1996.

                  Adoption of SFAS 121 required that the Company group assets at a lower level for evaluation and measurement of impairment than under its previous accounting policy and resulted in a noncash charge of $4,712,562 (approximately $2,898,000 after tax). Previously, long-lived assets were evaluated as a group, on a regional basis, for impairment if the region was operating at a loss or was expected to operate at a loss in the future. The Company's previous accounting policy required no evaluation of impairment for fiscal year 1995 due to each region's operating profit history and expected future performance. The Company now evaluates and measures for impairment on an individual store basis. The charge in 1996 reduced the carrying amount

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  of impaired assets associated with individual restaurant properties to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly.

5. FACILITIES     During the fourth quarter of 1995, the Company adopted a plan
   CLOSING        designed to dispose of its remaining commissary locations and
   COSTS          eleven non-performing stores. In connection therewith a charge of $3,234,187 to implement the plan was recognized as an operating expense and included severance payments related to the commissary closings ($75,630), provision for lease cancellation payments ($1,072,320), and the write-down of equipment and fixtures and leasehold improvements ($2,086,237) to the expected net realizable value of $384,750.

                  At June 28, 1997, two of the eleven non-performing stores remain held-for-sale and management has been actively pursuing the disposition of these stores. Assets held for sale as of June 28, 1997 and June 29, 1996 were $30,000 and $126,200, respectively. The Company's results of operations include revenues related to these stores of approximately $853,000, $2,608,000 and $3,132,000, and operating losses of approximately $29,000, $20,000 and $352,000 for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6. TAXES          Under FAS 109, deferred income taxes reflect the net tax
   (BENEFIT)      effects of temporary differences between the carrying amounts
   ON INCOME      of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  The components of taxes (benefit) on income are as follows:


                                                     Year ended
                                      -------------------------------------
                                        JUNE 28,       June 29,     July 1,
                                          1997           1996        1995
                  ---------------------------------------------------------
                  Current:
                   Federal            $ 252,000    $  (222,000)  $  670,700
                   State                 49,000         29,000      178,000
                  ---------------------------------------------------------
                  Total current         301,000       (193,000)     848,700
                  ---------------------------------------------------------
                  Deferred:
                   Federal             (246,000)    (1,202,300)  (1,248,000)
                   State                (29,000)      (141,200)    (236,300)
                  ---------------------------------------------------------
                  Total deferred       (275,000)    (1,343,500)  (1,484,300)
                  ---------------------------------------------------------
                  Taxes (benefit)
                   on income          $  26,000    $(1,536,500)  $ (635,600)
                  =========================================================

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                  Significant components of the Company's deferred tax assets are comprised of the following at:


                                                          JUNE 28,      June 29,
                                                             1997          1996
                  --------------------------------------------------------------
                  Equipment and improvements            $2,611,200    $2,579,700
                  Accrual for contingent losses            282,100       275,300
                  Accrual for relocation costs              71,900             -
                  Bad debt allowance                        43,900        63,700
                  Inventory overhead                        11,400        30,400
                  Accrued vacation                          13,300        11,600
                  Alternative minimum tax and
                    other credits                          203,000        37,300
                  State net operating loss carryforward     36,200             -
                  --------------------------------------------------------------
                  Total deferred tax assets             $3,273,000    $2,998,000
                  --------------------------------------------------------------

                  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  The effective tax rate on income before taxes on income was different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes and the effective rate:


                                                                  Year ended
                                             ----------------------------------------------------------
                                                 JUNE 28, 1997      June 29, 1996        July 1, 1995
                  -------------------------------------------------------------------------------------
                                                   $        %         $           %       $          %
                  Income taxes (benefit)
                    at statutory rate            30,200    34.0   (1,358,000)  (34.0)  (529,000)  (34.0)
                  Increase (decrease) in
                    taxes resulting from:
                      State income taxes,
                        net of federal
                        tax benefit               3,600     4.1      (74,000)   (1.9)   (39,000)   (2.5)
                      Jobs tax credit and
                        other                      (700)    (.8)    (132,400)   (3.3)   (68,000)   (4.4)
                      Meals and enter-
                        tainment                  7,900     8.8        7,700     0.2        400     0.1
                      Officer's life
                        insurance               (15,000)  (16.8)      20,200     0.5                  -
                  -------------------------------------------------------------------------------------
                  Taxes (benefit) on income
                    at effective rate            26,000    29.3   (1,536,500)  (38.5)  (635,600)  (40.8)
                  =====================================================================================

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






7. SUPPLEMENTAL   For purposes of the statements of cash flows, the Company
   CASH FLOW      classifies cash on hand and in savings and checking accounts
   INFORMATION    and short-term investments with a maturity of three months or less as cash equivalents.

                  Supplemental cash flow information:

                                                                     Year ended
                                                      --------------------------------------
                                                       JUNE 28,       June 29,       July 1,
                                                         1997           1996          1995
                  --------------------------------------------------------------------------
                  Cash paid for (received from):
                   Interest                           $ 136,506      $ 241,567     $ 192,671
                   Income taxes (benefit)               (19,554)       (76,588)      787,367
                  Non-cash financing and
                   investing activities:
                     Notes received from sale of
                      property, equipment and
                      accounts receivable               454,031        445,159       165,000
                     Treasury stock acquired from
                      sale of property, equipment
                      and accounts receivable           138,750              -             -
                  ==========================================================================

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. COMMITMENTS    A.  LEASES
   AND
   CONTINGENCIES  The Company and its subsidiaries lease various restaurant facilities and computer equipment, under noncancellable operating leases, which expire at various dates through July
                  2007. At June 28, 1997, future minimum lease payments required under operating leases that have initial noncancellable terms in excess of one year are as follows:

                  Fiscal year                                       Minimum
                  ending                                         lease payments
                  -------------------------------------------------------------
                  1998                                            $ 7,166,202
                  1999                                              6,987,610
                  2000                                              6,910,783
                  2001                                              6,596,565
                  2002                                              6,131,921
                  After 2002                                       13,036,609
                  -------------------------------------------------------------
                  Total                                           $46,829,690
                  =============================================================

                  Rent expense for each of the three years in the period ended June 28, 1997 is as follows:



                                                                       Year ended
                                                         ---------------------------------------
                                                          JUNE 28,      June 29,       July 1,
                                                            1997          1996          1995
                  ------------------------------------------------------------------------------
                  Basic rentals:
                    Noncancellable leases (net of
                     subleases)                          $6,507,892    $6,932,203    $6,756,539
                    Cancellable equipment leases            417,269       466,360       206,953
                  ------------------------------------------------------------------------------
                                                          6,925,161     7,398,563     6,963,492
                  Contingent rentals based on sales         418,703       418,356        94,158
                  ------------------------------------------------------------------------------
                  Total rent expense                     $7,343,864    $7,816,919    $7,057,650
                  ------------------------------------------------------------------------------

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                  The Company leases certain properties from three partnerships in which certain officers of the Company are partners. Rents paid to these partnerships for the fiscal years ended 1997, 1996 and 1995 were approximately $83,000, $161,000 and
                  $138,000, respectively.

                  The Company and its subsidiaries remain obligated, in the event of default by the current lessee, on 34 facilities formerly operating under long-term leases. Future minimum lease payments remaining under these noncancellable operating leases are as follows:


                                                   Minimum remaining
                  Fiscal year ending                 lease payments
                  --------------------------------------------------------------
                  1998                                $  848,000
                  1999                                   674,000
                  2000                                   389,000
                  2001                                   269,000
                  2002                                   239,000
                  After 2002                             411,000
                  --------------------------------------------------------------
                  Total                               $2,830,000
                  ==============================================================


                  B.  WORKERS COMPENSATION AND MEDICAL CLAIMS

                  The Company is self-insured for workers compensation claims up to $250,000 for each loss event and for medical claims up to $35,000 for each participant in the group insurance plan. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open claims.

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

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  D.  RETIREMENT PLAN

                  Effective January 1, 1996, the Company adopted a tax-qualified employee benefit plan ("Plan") which meets the criteria of
                  Section 401(k) of the Internal Revenue Code. Under the Plan, participants may elect to defer from 2% to 15% of their compensation, and the Company may make discretionary contributions, as determined annually by the Company's management, of up to 10% of the employee's compensation. Each participant's contribution is fully vested at all times. Participants become fully vested in contributions made by the Company on a graduated scale over a seven-year period. Operations were charged with approximately $51,000 and $27,000 related to this plan for the years ended June 28, 1997 and June 29, 1996, respectively.

9. SALE OF        Effective October 27, 1996, the Company sold the operating
   MEMPHIS        assets of its Memphis division, consisting of ten stores and
   DIVISION       related catering operations, to Executive Chef Catering,
                  L.L.C., of which Ms. Judy M. Gupton, formerly manager of the Memphis division, and Mr. Barrow, former President and Chief
                  Executive Officer and current Vice-Chairman of the Board of the Company, are the owners. Total sales price for the assets was $1,017,000, consisting of $810,305 in cash and short-term notes, plus 25,000 shares of Company stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. Prior to the close of the fiscal year, one note in the amount of $47,990 was paid with 11,250 shares of Company stock valued at $4.125 per share, with the balance paid in cash. The assets included in the sale had a book value of approximately $867,000.


10. CORPORATE     The corporate offices of the Company were consolidated and
    RELOCATION    relocated to Birmingham, Alabama on June 20, 1997.
                  Accordingly, the Company recorded a fourth-quarter charge of $700,000 related to the consolidation.

                                                          WALL STREET DELI, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   SELECTED                                                             Thousands of dollars,
      QUARTERLY                                                            except per share data
      FINANCIAL DATA                                          --------------------------------------------------
      (UNAUDITED)                                               1st          2nd          3rd           4th
                           -------------------------------------------------------------------------------------
                            Year ended June 28, 1997:
                             Net sales                        $ 17,328     $ 16,179     $ 15,680     $ 16,267
                             Gross profit                        1,895        1,525        1,599        2,277
                             Income (loss) before
                              taxes (benefit) on income            381          236          167         (695)
                             Net income (loss)                     228          142          101         (408)(a)
                             Earnings (loss) per common
                              and common equivalent share          .07          .04          .03         (.12)

                            Year ended June 29, 1996:
                             Net sales                          17,549       17,195       16,975       17,680
                             Gross profit                        1,791        1,760        1,893        2,415 (b)
                             Income (loss) before
                              taxes (benefit) on income             17           77           78       (4,166)
                             Net income (loss)                      17           52           58       (2,585)
                             Earnings (loss) per common
                              and common equivalent share          .01          .01          .02         (.76)
                           ======================================================================================

                           (a) See Note 10 for discussion of the fourth quarter pre-tax charge of $700,000 related to the consolidation and relocation of the corporate offices of the Company to Birmingham, Alabama at fiscal year-end.

                           (b) See Note 4 for discussion of the fourth quarter impairment adjustment. In addition, the Company recorded a cumulative year-end depreciation adjustment of approximately $335,000.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      During the fiscal years 1997 and 1996 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 6, 1997, as filed with the Securities and Exchange Commission.

ITEM 11:   EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 6, 1997, as filed with the Securities and Exchange Commission.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 6, 1997, as filed with the Securities and Exchange Commission.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 6, 1997, as filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

FINANCIAL STATEMENTS

      The following financial statements are included in Part II of this report (index at page 25):

      Report of Independent Certified Public Accountants

      Consolidated Financial Statements for Years ended June 28, 1997, June 29, 1996 and July 1, 1995:

                   Consolidated Balance Sheets - June 28, 1997 and June 29, 1996 Consolidated Statements of Operations
                   Consolidated Statements of Stockholders' Equity
                   Consolidated Statements of Cash Flows

      Summary of Accounting Policies

      Notes to Consolidated Financial Statements

      Selected Quarterly Financial Data (unaudited) (appearing at Note 11 of the Notes to Consolidated Financial Statements)

FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted since the required information is not applicable or the information required is included in the financial statements or the notes thereto.

EXHIBITS

      The exhibits set forth in the following Index of Exhibits are filed as a part of this report:

Exhibit
Number                                Description
------                                -----------

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

 3.2       Bylaws  (incorporated  by reference  from the Company's  Proxy
           Statement  for  the  Special   Shareholders  Meeting  held  on
           September 25, 1986).

 4.4 Credit Agreement, dated June 19, 1996, between AmSouth Bank of Alabama and the Company, incorporated by reference from the Company's Form 10-K for the year ended June 29, 1996.

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

10.10 Asset Purchase Agreement dated as of October 27, 1996, by and among Wall Street Deli, Inc., Downtown Food Services, Inc., Executive Chef Catering, L.L.C., Robert G. Barrow and Judy Gupton (relating to sale of the Memphis division) (incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996).

11         Computation of Earnings Per Common Share, filed herewith.     page 59

21         Subsidiaries of the Registrant, filed herewith.               page 60

27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

REPORTS ON FORM 8-K

      During the quarter ended June 28, 1997, the Company filed a report on Form 8-K dated May 21, 1997, announcing the repurchase by the Company of up to 100,000 shares of the Company's common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WALL STREET DELI, INC.

                                          /s/ Louis C. Henderson, Jr.
                                         --------------------------------------
                                         By: LOUIS C. HENDERSON, JR.
                                             President

                                                              September 18, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Louis C. Henderson, Jr.         President, Chief Executive                September 18, 1997
-------------------------------       Officer, and Director
LOUIS C. HENDERSON, JR.

  /s/ Robert G. Barrow                Vice Chairman, Chief Financial            September 18, 1997
-------------------------------       Officer and Director
ROBERT G. BARROW

  /s/ Kevin D. Conaway                Treasurer and Principal                   September 18, 1997
---------------------------------     Accounting Officer
KEVIN D. CONAWAY

  /s/ Jeffrey V. Kaufman              Executive Vice President, Chief           September 18, 1997
--------------------------------      Operating Officer and Director
JEFFREY V. KAUFMAN

  /s/ Alan V. Kaufman                 Chairman of the Board                     September 18, 1997
--------------------------------
ALAN V. KAUFMAN

  /s/ William S. Atherton             Director                                  September 18, 1997
--------------------------------
WILLIAM S. ATHERTON

  /s/ Joe Lee Griffin                 Director                                  September 18, 1997
---------------------------------
JOE LEE GRIFFIN

  /s/ Jake L. Netterville             Director                                  September 18, 1997
---------------------------------
JAKE L. NETTERVILLE

                                       56

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

                                    EXHIBITS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                       TO

                                    FORM 10-K

                             WALL STREET DELI, INC.

For the fiscal year ended June 28, 1997              Commission File No. 0-11271

                                TABLE OF CONTENTS
                                  FOR EXHIBITS

Exhibit
Number                              Description                            Page
------                              -----------                            ----

11              Computation of Earnings Per Common Share                    59

21              Subsidiaries of the Registrant                              60

27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format