Form 10-Q
period 1997-09-27
WALL STREET DELI INC
filed 1997-11-07
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
               For the quarterly period ended September 27, 1997
                                              ------------------

                                       or

|_|  Transition report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                   For the transition period from          to
                                                  --------    -------

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

                     --------------------------------------


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X          No
                                                 ----           ----

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 3, 1997
----------------------------                     -------------------------------
Common Stock, $.05 Par Value                                 3,115,577

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------

PART I:           FINANCIAL INFORMATION

                  ITEM 1:           Financial Statements..........................................................1

                                            Consolidated Balance Sheets...........................................2

                                            Consolidated Statements of Operations.................................4

                                            Consolidated Statements of Stockholders' Equity.......................5

                                            Consolidated Statements of Cash Flows.................................6

                                    Notes to Consolidated Financial Statements....................................7

                  ITEM 2:           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations..........................................10

PART II:          OTHER INFORMATION

                  ITEM 6:           Exhibits and Reports on Form 8-K ............................................15

                  SIGNATURES.....................................................................................16

                  EXHIBITS:

                                    Exhibit 11:      Computation of Earnings
                                    Per Common Share.............................................................17

                          PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at September 27, 1997 (unaudited) and June 28, 1997.

                  Consolidated Statements of Operations (unaudited) for the three month periods ended September 27, 1997 and September 28, 1996.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended September 27, 1997 and September 28, 1996.

                  Consolidated Statements of Cash Flows (unaudited) for the three month periods ended September 27, 1997 and September 28, 1996.

         Notes to Consolidated Financial Statements  (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 27, 1997          JUNE 28, 1997
                                                             ------------------          -------------
ASSETS
CURRENT
     Cash and cash equivalents                                     $    106,088            $   490,058
     Accounts and notes receivable (Note 3)                           1,292,430              1,055,924
     Inventories (Note 4)                                               717,466                684,280
     Prepaid expenses and other                                         241,837                263,129
     Deferred tax benefit                                               624,000                624,000
                                                                   ------------            -----------
TOTAL CURRENT ASSETS                                                  2,981,821              3,117,391
EQUIPMENT AND IMPROVEMENTS                                         ------------            -----------
     Equipment and fixtures                                          18,923,967             18,258,482
     Leasehold improvements                                          16,202,891             15,905,021
                                                                   ------------            -----------
                                                                     35,126,858             34,163,503
Less accumulated depreciation and amortization                      (18,791,371)           (18,035,661)
                                                                   ------------            -----------
NET EQUIPMENT AND IMPROVEMENTS                                       16,335,487             16,127,842
OTHER                                                              ------------            -----------
     Cash surrender value of insurance on officers' lives               729,162                718,165
     Long-term portion of notes receivable (Note 3)                     414,835                453,229
     Deferred tax benefit                                             2,649,000              2,649,000
                                                                   ------------            -----------
TOTAL OTHER ASSETS                                                    3,792,997              3,820,394
                                                                   ------------            -----------
                                                                   $ 23,110,305            $23,065,627
                                                                   ============            ===========

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                               SEPTEMBER 27, 1997         JUNE 28, 1997
                                                                               ------------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                                    $ 1,692,497           $ 1,005,400
     Accounts payable                                                                   1,275,588             1,267,758
     Accruals:
          Taxes other than income                                                         703,618               546,073
          Compensation                                                                    614,711               755,240
          Rent                                                                            701,257               781,545
          Workers' compensation                                                           651,136               742,242
          Corporate relocation                                                            186,500               532,121
          Miscellaneous                                                                   646,799               498,740
                                                                                      -----------           -----------
TOTAL CURRENT LIABILITIES                                                               6,472,106             6,129,119
STOCKHOLDERS' EQUITY                                                                  -----------           -----------
     Common stock, $.05 par - shares authorized
          20,000,000; issued 3,414,402 and 3,413,777                                      170,720               170,689
     Additional paid-in capital                                                        10,785,604            10,782,448
     Retained earnings                                                                  7,196,154             7,365,512
                                                                                      -----------           -----------
                                                                                       18,152,478            18,318,649
Treasury stock, at cost, 298,825 and 263,825 shares                                    (1,514,279)           (1,382,141)
                                                                                      -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                             16,638,199            16,936,508
                                                                                      -----------           -----------
                                                                                      $23,110,305           $23,065,627
                                                                                      ===========           ===========


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                           For the Three Month Periods Ended
                                                                      SEPTEMBER 27, 1997        SEPTEMBER 28, 1996
                                                                      ------------------        ------------------

NET SALES (Note 6)                                                      $    16,169,434               $ 17,327,832
Costs and expenses (income):
     Costs of sales                                                          14,719,767                 15,432,961
     Administrative and general expense                                       1,767,688                  1,495,218
     Interest expense - net                                                      20,938                     19,110
     Gain on sale of equipment and improvements                                 (56,696)                       --
                                                                        ---------------               ------------
TOTAL COSTS AND EXPENSES:                                                    16,451,697                 16,947,289
                                                                        ---------------               ------------
Income (loss) before taxes (benefit) on income                                 (282,263)                   380,543
Taxes (benefit) on income                                                      (112,905)                   152,200
                                                                        ---------------               ------------
Net income (loss)                                                       $      (169,358)              $    228,343
                                                                        ===============               ============
Earnings (loss) per share (Note 6)                                      $          (.05)              $        .07
                                                                        ===============               ============
Weighted average number of common
     and common equivalent shares
     outstanding (Note 6)                                                     3,133,523                  3,413,779
                                                                        ===============               ============


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                        Common Stock                                    Treasury Stock
                                        ------------                                    --------------
                                                            Additonal
                                     Number                  paid-in      Retained      Number
                                    of shares    Amount      capital      earnings     of shares   Amount
                                    ---------    ------      -------      --------     ---------   ------
Balance, June 29, 1996             3,411,043    $170,552   $10,766,896   $7,302,690     1,075   $   10,548
     Net income for the quarter                                             228,347
     Exercise of stock options           700          35         4,938
                                   ---------    --------   -----------   ----------   -------   ----------
Balance, September 28, 1996
     (unaudited)                   3,411,743    $170,587   $10,771,834   $7,531,037     1,075   $   10,548
                                   =========    ========   ===========   ==========   =======   ==========

Balance, June 28, 1997             3,413,777    $170,689   $10,782,448   $7,365,512   263,825   $1,382,141
     Net loss for the quarter                                              (169,358)
     Exercise of stock options           625          31         3,156
     Purchase of treasury stock                                                        35,000      132,138
                                   ---------    --------   -----------   ----------   -------   ----------
Balance, September 27, 1997
     (unaudited)                   3,414,402    $170,720   $10,785,604   $7,196,154   298,825   $1,514,279
                                   =========    ========   ===========   ==========   =======   ==========


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     For the Three Month Periods Ended

                                                                                  SEPTEMBER 27,          SEPTEMBER 28,

                                                                                     1997                   1996
                                                                              -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $  (169,358)           $   228,343
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                                       860,977                860,292
     Gain on sale of equipment and improvements                                         (56,696)                    --
     Deferred income taxes                                                                   --                 95,000
     Decrease (increase) in assets:
          Accounts receivable - net                                                    (236,506)               295,553
          Inventories                                                                   (33,186)               (40,048)
          Prepaid expenses and other                                                     59,686                (57,081)
     Decrease in operating liabilities:
          Accounts payable                                                             (308,133)              (602,357)
          Accruals                                                                      (35,977)               232,261
                                                                                    -----------            -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                           80,807              1,011,963
                                                                                    -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for purchase of equipment and improvements                             (1,148,042)              (920,226)
     Proceeds from sale of equipment and improvements                                    71,250                     --
     Payments received on notes receivable                                               42,872                108,047
     Increase in cash surrender value of life insurance on officers' lives               10,997                 18,270
                                                                                    -----------            -----------
     NET CASH USED BY INVESTING ACTIVITIES                                           (1,022,923)              (793,909)
                                                                                    -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings under line of credit                                   687,097             (1,170,372)
     Purchase of treasury stock                                                        (132,138)                    --
     Exercise of employee stock options                                                   3,187                  4,972
                                                                                    -----------            -----------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   558,146             (1,165,400)
                                                                                    -----------            -----------
NET DECREASE IN CASH FOR THE PERIOD                                                    (383,970)              (947,346)
     CASH, beginning of period                                                          490,058              1,882,844
                                                                                    -----------            -----------
     CASH, end of period                                                            $   106,088            $   935,498
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                                   ===========            ===========
     Cash paid during the period for:
          Interest                                                                  $    28,660            $    39,322
          Income taxes                                                              $    10,000            $    26,000


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management of Wall Street Deli, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 27, 1997 and the results of operations, changes in stockholders' equity and cash flows for the three month periods ended September 27, 1997 and September 28, 1996.

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

2. The results of operations for the three month periods ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts and notes receivable consists of:


                                                         September 27, 1997      June 28, 1997
                                                         ------------------      -------------

           Accounts receivable                              $  848,268             $  749,625
           Notes receivable                                    655,636                579,105
           Other receivables                                   385,001                350,001
                                                            ----------             ----------
                                                             1,888,905              1,678,731
           Less allowance for doubtful accounts               (181,640)              (169,578)
                                                            ----------             ----------
                                                             1,707,265              1,509,153
           Less long-term portion of notes receivable         (414,835)              (453,229)
                                                            ----------             ----------
                                                            $1,292,430             $1,055,924
                                                            ==========             ==========

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. Effective October 27, 1996, the Company sold the operating assets of its Memphis division, consisting of ten stores and related catering operations, to Executive Chef Catering, L.L.C., of which Ms. Judy M. Gupton, formerly manager of the Memphis division, and Mr. Robert G. Barrow, former President and Chief Executive Officer and current Vice Chairman of the Board of the Company, are the owners. Total sale price for the assets was $1,017,000, consisting of $810,305 in cash and short term notes, plus 25,000 shares of Company stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. Prior to the close of the 1997 fiscal year, one note in the amount of $47,990 was paid with 11,250 shares of Company stock valued at $4.125 per share, and $1,584 in cash. The assets included in the sale had a book value of approximately $867,000.

6. Earnings (loss) per common share and common share equivalent have been computed based upon the weighted average number of shares outstanding during the respective periods. Equivalent shares are those issuable upon assumed exercise of stock options granted, net of shares which could have been purchased from the proceeds based on the average market price. The assumed exercise of stock options granted does not materially affect the computation of earnings (loss) per common share and common share equivalent for the three month period ended September 27, 1997.

7. In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt FAS 128 in financial statements issued for the quarter ending December 27, 1997. If the provisions of FAS 128 had been applied to the quarter ended September 27, 1997, estimated Basic EPS and Diluted EPS would have been $(.05).

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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


                         ------------------------------

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of operations.



                                                                    Three month periods ended
                                                              September 27           September 28
                                                                   1997                 1996
                                                              ------------           ------------
Net sales                                                            100.0%                100.0%
Cost of sales                                                         91.0                  89.1
                                                                     -----                 -----
Gross profit                                                           9.0                  10.9
Administrative and general                                            10.9                   8.6
                                                                     -----                 -----
     Operating income (loss)                                          (1.9)                  2.3
Other income (expense), net                                             .2                   (.1)
                                                                     -----                 -----
     Income (loss) before taxes (benefit) on income (loss)            (1.7)                  2.2
Taxes (benefit) on income (loss)                                       (.7)                   .9
                                                                     -----                 -----
Net income (loss)                                                     (1.0)%                 1.3%
                                                                     =====                 =====


NET SALES

         Net sales decreased by $1,158,398 or 6.7 percent over the corresponding three month period last year primarily due to the sale of the Memphis division and a 2.6 percent decline in same store sales. The sale of the Memphis division, consisting of ten stores and related catering operations, which was effective October 27, 1996, decreased net sales by approximately $1,084,000 as compared to the first quarter of 1997, and accounted for 93.6 percent of the sales decrease.

         Same store sales in the three month period ended September 27, 1997 declined 2.6 percent as compared to the three month period ended September 28, 1996. However, this is the fourth consecutive quarterly improvement in the rate of same store sales decline, up from a low of a 6.3 percent decline in the fiscal 1997 second quarter ended December 28, 1996. Management believes the negative impact on same store sales is generally attributable to continually more formidable competition in expansion and marketing by competitors, combined with management and operational difficulties in several cities.

         During the first quarter of 1998, the Company opened three new stores and sold one store that no longer met performance goals.

         Components of the Company's net sales and the percent of total sales for the three month periods ended September 27, 1997 and September 28, 1996, respectively, are presented in the following schedule.



                                            September 27, 1997                 September 28, 1996
                                            ------------------                 ------------------
                                            Net Sales   % of Total            Net Sales      % of Total
                                          ------------- ----------          -------------    ----------
Wall Street Deli Flagship                 $  14,489,739       89.6%          $ 13,702,834          79.1%
Wall Street Deli Other                        1,679,695       10.4              3,624,998          20.9
                                          -------------      -----           ------------         -----
Total                                     $  16,169,434      100.0%          $ 17,327,832         100.0%
                                          =============      =====           ============         =====


     At September 27, 1997 there were 97 Wall Street Deli Flagship stores and 21 stores in the "Other" group. For some years the Company has recorded sales data separately for these two types of groups, primarily because of the variation in sales volume between them. As the store type mix continues to change so that there are fewer stores in the Other group, and as the volume differences on a group basis become less, the Company believes that the distinction between the groups has and will continue to have declining significance.

     The following table sets forth the Company's average sales per store by current concept group and for all stores and the same store sales comparisons for stores open the entire three month periods ended September 27, 1997 (fiscal 1998 first quarter) and September 28, 1996 (fiscal 1997 first quarter), respectively.


                                                                       Same Store Sales
                                       Average Sales Per Store      Change from Prior Year
                                       -----------------------      ----------------------
                                        1998          1997           1998           1997
                                        ----          ----           ----           ----
Wall Street Deli Flagships            $150,619       $161,903       (2.7)%         (5.4)%
Wall Street Deli Other                $ 79,764       $ 77,296       (1.8)%         (2.9)%
All Stores                            $137,567       $126,438       (2.6)%         (4.9)%



     Average sales per store as shown above are computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of Other stores to Wall Street Deli Flagship stores.

     The Company launched its "Street Wrap" product line in 48 stores and implemented a new sandwich marketing program during the three month period ended September 27, 1997. Street Wraps are the Company's new line of flour tortilla wrapped sandwiches, and the new sandwich program provides customers the opportunity to choose between two sandwich sizes, regular or small.

     During the three month period ended September 27, 1997 the Company continued to market its franchise program for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products. Six franchise agreements have been signed since the program was launched in the fourth quarter of fiscal 1997, and the first franchised free-standing Wall Street Deli store co-branded with TCBY opened during this quarter. There have not yet been any significant revenues from this early stage program.

     The Company also implemented pricing adjustments and price changes that were insignificant on an overall basis, and therefore considers price changes in products sold to have had, in the aggregate, an immaterial effect on sales in the current quarter.

COST OF SALES

     Cost of sales as a percentage of net sales increased to 91.0% during the three month period ended September 27, 1997 from 89.1% in the corresponding three month period in the previous year.

     The major components of cost of sales for the three month periods ended September 27, 1997 and September 28, 1996, respectively, are shown in the following table:



                                     For the Three Month Periods Ended
                              September 27, 1997            September 28, 1996
                              ------------------            -------------------
                              Amount     % of Sales        Amount      % of Sales
                           -----------   ----------      -----------    ---------
Food/Paper                 $ 5,671,441        35.1%      $ 6,326,143         36.5%
Labor                        3,750,519        23.2%        3,975,811         22.9%
Store Expenses               5,297,820        32.7%        5,131,007         29.6%
                           -----------        ----       -----------         ----
                           $14,719,780        91.0%      $15,432,961         89.1%
                           ===========        ====       ===========         ====


     The decrease in food/paper expenses of 1.4 percent as a percentage of sales reflects the Company's delivery system conversion. While the single source vendor system was fully implemented by June 1996 following completion of the commissary system phase-out, the Company continued during this quarter to experience the positive effects of the changeover, as indicated by this cost reduction.

     Labor costs as a percentage of net sales increased 0.3 percent. Aggregate hourly wages increased 0.4 percent, mostly as a consequence of implementing the Street Wrap program, which requires a minimum of one additional hourly employee per store. Store manager salaries incurred a 0.3 percent increase, and contract labor decreased 0.4 percent due to the sale of the Memphis division. The federal minimum wage increase effective September 1, 1997 has not had a material effect on labor costs.

     Store expenses as a percentage of net sales increased 3.1 percent. The implementation of the Street Wrap program contributed to an increase of 0.4 percent in miscellaneous restaurant services and supplies and 0.3 percent in promotional expenses. Other store expenses that increased as compared to the prior quarter included repairs and maintenance (0.4%), rent (0.2%), rent-operating expense (0.2%), utilities (0.6%) and percentage rent (0.2%). In addition, many store expenses are fixed and are therefore adversely affected by a decrease in same store sales.

ADMINISTRATIVE AND GENERAL EXPENSES

     Administrative and general expenses for the three month period ended September 27, 1997 increased $272,470 to $1,767,688, or 18.2%, as compared to the three month period ended September 28, 1996. The expenses generated by the launch of the Street Wrap program in 48 stores accounted for approximately 6.8% of this increase, and costs of management changes accounted for approximately 7.9%. Other significant elements of the increase included expenses resulting from the addition of two new catering sales offices and franchise program start-up costs. These cost increases were offset in part by approximately $120,000 in cost reductions occasioned by the Memphis division sale.

TAXES ON INCOME

     The effective tax rate for each of the three month periods ended September 27, 1997 and September 28, 1996 was 40 percent.

INTEREST EXPENSE, NET

     In the three month period ended September 27, 1997, the Company had net interest expense of $20,938 compared to net interest expense of $19,110 for the three month period ended September 28, 1996. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.41 percent at September 27, 1997) or the bank's quoted cost of funds plus 175 basis points (7.31 percent at September 27, 1997). The Company had $1,692,497 outstanding against this line at September 27, 1997 as compared to $1,329,628 at September 28, 1996. The interest expense for the three month period ended September 27, 1997 of $28,660 was offset by $7,722 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

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

     At September 27, 1997, the ratio of the Company's current assets to current liabilities was .46 to 1.00, as compared to a current ratio of .51 to 1.00 at June 28, 1997. This change reflects the Company's use in the first quarter of 1998 of available cash for acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long term debt.

     The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were $1,148,011 and $920,226 for the three month periods ended September 27, 1997 and September 28, 1996, respectively. Approximately $150,000 in capital costs during this quarter were incurred for the Street Wrap implementation. It is presently anticipated that the Company's capital expenditures for fiscal 1998 will be approximately $3,200,000. During the fourth quarter of 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. During the three month period ended September 27, 1997, a total of 35,000 shares were purchased at an acquisition cost of $132,138.

     The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash generated from operations totaled $80,807 and $1,011,963 for the three month periods ended September 27, 1997 and September 28, 1996, respectively. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. The Company is in compliance with these covenants. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.


                           -------------------------

                           PART II: OTHER INFORMATION


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K
     (a)      Exhibits

              Exhibit 11 - Computation of Earnings Per Common Share.........................17
              Exhibit 27 - Financial Data Schedule, (for SEC use only)

     (b)      Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended September 27, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:                                      WALL STREET DELI, INC.



November 7, 1997                           /s/ Louis C. Henderson, Jr.
                                           ----------------------------
                                           LOUIS C. HENDERSON, JR.
                                           President and Chief Executive Officer


November 7, 1997                           /s/ Robert G. Barrow
                                           ---------------------
                                           ROBERT G. BARROW
                                           Chief Financial Officer


November 7, 1997                           /s/   Kevin D. Conaway
                                           -----------------------
                                           KEVIN D. CONAWAY
                                           Treasurer
                                           (Principal Accounting Officer)