Form 10-Q
period 1997-12-27
WALL STREET DELI INC
filed 1998-02-10
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the quarterly period ended December 27, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the transition period from           to
                                                     ----------   ----------

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

                          Yes    X          No
                               -----            -----

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

            Class                              Outstanding at February 2, 1998
----------------------------                   -------------------------------
Common Stock, $.05 Par Value                                3,080,577

                                      INDEX


                                                                       Page No.
                                                                       --------

PART I:  FINANCIAL INFORMATION

         ITEM 1: Financial Statements.........................................1

                         Consolidated Balance Sheets..........................2

                         Consolidated Statements of Operations................4

                         Consolidated Statements of Stockholders' Equity......5

                         Consolidated Statements of Cash Flows................6

                         Notes to Consolidated Financial Statements...........7

         ITEM 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................10


PART II: OTHER INFORMATION

         ITEM 4: Submission of Matters to a Vote of Security Holders.........17

         ITEM 6: Exhibits and Reports on Form 8-K ...........................17

         SIGNATURES..........................................................18

                          PART I: FINANCIAL INFORMATION


ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at December 27, 1997 (unaudited) and June 28, 1997.

                  Consolidated Statements of Operations (unaudited) for the three and six month periods ended December 27, 1997 and December 28, 1996.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the three and six month periods ended December 27, 1997 and December 28, 1996.

                  Consolidated Statements of Cash Flows (unaudited) for the six month periods ended December 27, 1997 and December 28, 1996.

                  Notes to Consolidated Financial Statements (unaudited).






              [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 27, 1997    JUNE 28, 1997
                                                              -----------------    -------------
  ASSETS                                                         (unaudited)

CURRENT
   Cash and cash equivalents                                       $    664,183     $    490,058
   Accounts and notes receivable (Note 3)                             1,516,998        1,055,924
   Inventories (Note 4)                                                 681,280          684,280
   Prepaid expenses and other                                           347,526          263,129
   Deferred tax benefit                                                 624,000          624,000
                                                                   ------------     ------------
TOTAL CURRENT ASSETS                                                  3,833,987        3,117,391
                                                                   ------------     ------------
EQUIPMENT AND IMPROVEMENTS
   Equipment and fixtures                                            19,170,046       18,258,482
   Leasehold improvements                                            16,577,698       15,905,021
                                                                   ------------     ------------
                                                                     35,747,744       34,163,503
Less accumulated depreciation and amortization                      (19,640,986)     (18,035,661)
                                                                   ------------     ------------
NET EQUIPMENT AND IMPROVEMENTS                                       16,106,758       16,127,842
                                                                   ------------     ------------
OTHER
   Cash surrender value of insurance on officers' lives                 746,542          718,165
   Long-term portion of notes receivable (Note 3)                       361,878          453,229
   Deferred tax benefit                                               2,649,000        2,649,000
                                                                   ------------     ------------
TOTAL OTHER ASSETS                                                    3,757,420        3,820,394
                                                                   ------------     ------------
                                                                   $ 23,698,165     $ 23,065,627
                                                                   ============     ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                           DECEMBER 27, 1997           JUNE 28, 1997
                                                           -----------------           -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                          (unaudited)
CURRENT LIABILITIES
   Notes payable                                               $  3,211,508             $  1,005,400
   Accounts payable                                                 858,363                1,267,758
   Accruals:
      Taxes other than income                                       431,220                  546,073
      Compensation                                                  665,399                  755,240
      Rent                                                          661,516                  781,545
      Workers' compensation                                         701,234                  742,242
      Corporate relocation                                           96,250                  532,121
      Miscellaneous                                                 730,808                  498,740
                                                               ------------             ------------
TOTAL CURRENT LIABILITIES                                         7,356,298                6,129,119
                                                               ------------             ------------
STOCKHOLDERS' EQUITY
   Common stock, $.05 par - shares authorized
      20,000,000; issued 3,414,402 and 3,413,777                    170,720                  170,689
   Additional paid-in capital                                    10,785,604               10,782,448
   Retained earnings                                              7,024,510                7,365,512
                                                               ------------             ------------
                                                                 17,980,834               18,318,649
Treasury stock, at cost, 333,825 and 263,825 shares              (1,638,967)              (1,382,141)
                                                               ------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                       16,341,867               16,936,508
                                                               ------------             ------------
                                                               $ 23,698,165             $ 23,065,627
                                                               ============             ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                         For the Three Month                 For the Six Month
                                                            Period Ended                       Period Ended
                                                   DECEMBER 27,      DECEMBER 28,      DECEMBER 27,      DECEMBER 28,
                                                       1997              1996              1997               1996
                                                   ------------      ------------      ------------      ------------

NET SALES                                          $ 15,805,254      $ 16,179,494      $ 31,974,688      $ 33,507,327
Costs and expenses (income):
   Costs of sales                                    14,407,353        14,654,852        29,127,120        30,087,812
   Administrative and general expense                 1,583,727         1,447,878         3,351,415         2,943,095
   Interest expense - net                                78,949             9,109            99,887            28,218
   (Gain)/loss on sale of equipment and
      improvements                                       21,298          (168,456)          (35,398)         (168,456)
                                                   ------------      ------------      ------------      ------------

TOTAL COSTS AND EXPENSES:                            16,091,327        15,943,383        32,543,024        32,890,669
                                                   ------------      ------------      ------------      ------------
Income (loss) before taxes (benefit) on income         (286,073)          236,111          (568,336)          616,658
Taxes (benefit) on income                              (114,429)           94,000          (227,334)          246,200
                                                   ------------      ------------      ------------      ------------
Net income (loss)                                  $   (171,644)     $    142,111      $   (341,002)     $    370,458
                                                   ============      ============      ============      ============
Earnings (loss) per share (basic and diluted)
  (Note 6)                                         $       (.06)     $        .04      $       (.11)     $        .11
                                                   ============      ============      ============      ============
Weighted average number of common
   shares outstanding (Note 6)                        3,108,379         3,327,183         3,120,951         3,368,768
                                                   ============      ============      ============      ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                     Common Stock                                                 Treasury Stock
                                             -------------------------                                     ------------------------
                                                                          Additional
                                               Number                       paid-in        Retained         Number
                                             of shares        Amount        capital        earnings        of shares      Amount
                                             ---------        ------        -------        --------        ---------      ------

Balance, June 29, 1996                       3,411,043     $   170,552    $10,766,896    $ 7,302,690          1,075     $    10,548
  Net income for the quarter                                                                 228,347
  Exercise of stock options                        700              35          4,938
                                             ---------     -----------    -----------    -----------        -------     -----------
Balance, September 28, 1996 (unaudited)      3,411,743         170,587     10,771,834      7,531,037          1,075          10,548
  Net income for the quarter                                                                 142,111
  Purchase of treasury stock                                                                                170,500         898,350
  Stock received from sale of
       Memphis operation                                                                                     25,000         138,750
                                             ---------     -----------    -----------    -----------        -------     -----------
Balance, December 28, 1996 (unaudited)       3,411,743     $   170,587    $10,771,834    $ 7,673,148        196,575     $ 1,047,648
                                            ==========     ===========    ===========    ===========        =======     ===========

Balance, June 28, 1997                       3,413,777     $   170,689    $10,782,448    $ 7,365,512        263,825     $ 1,382,141
  Net loss for the quarter                                                                  (169,358)
  Exercise of stock options                        625              31          3,156
  Purchase of treasury stock                                                                                 35,000         132,138
                                             ---------     -----------    -----------    -----------        -------     -----------
Balance, September 27, 1997 (unaudited)      3,414,402         170,720     10,785,604      7,196,154        298,825       1,514,279
  Net loss for the quarter                                                                  (171,644)
  Purchase of treasury stock                                                                                 35,000         124,688
                                             ---------     -----------    -----------    -----------        -------     -----------

Balance, December 27, 1997 (unaudited)       3,414,402     $   170,720    $10,785,604    $ 7,024,510        333,825     $ 1,638,967
                                            ==========     ===========    ===========    ===========        =======     ===========



See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 For the Six Month Period Ended
                                                               DECEMBER 27,           DECEMBER 28,
                                                                  1997                   1996
                                                               ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  (341,002)          $   370,458
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                                   1,751,737             1,693,801
   Gain on sale of equipment and improvements                       (35,398)             (168,456)
   Deferred income taxes                                                 --               210,000
   Decrease (increase) in assets:
        Accounts receivable - net                                  (453,180)              108,134
        Inventories                                                   3,000               (18,817)
        Prepaid expenses and other                                  (84,397)             (160,370)
   Decrease in operating liabilities:
        Accounts payable                                           (409,395)             (382,954)
        Accruals                                                   (569,534)             (295,272)
                                                                -----------           -----------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (138,169)            1,356,524
                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of equipment and improvements           (1,823,259)           (1,977,104)
   Proceeds from sale of equipment and improvements                  71,250               514,075
   Payments received on notes receivable                             83,457               412,764
   Increase in cash surrender value of life
    insurance on officers' lives                                     28,377                39,870
                                                                -----------           -----------
   NET CASH USED BY INVESTING ACTIVITIES                         (1,640,175)           (1,010,395)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) borrowings under line of credit               2,206,108            (1,094,515)
   Purchase of treasury stock                                      (256,826)             (898,350)
   Exercise of employee stock options                                 3,187                 4,973
                                                                -----------           -----------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               1,952,469            (1,987,892)
                                                                -----------           -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                      174,125            (1,641,763)
   CASH, beginning of period                                        490,058             1,882,844
                                                                -----------           -----------
   CASH, end of period                                          $   664,183           $   241,081
                                                                ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                  $    74,949           $    66,817
      Income taxes                                              $   307,145           $   194,470

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 27, 1997 and the results of operations and changes in stockholders' equity for the three and six month periods ended December 27, 1997 and December 28, 1996 and cash flows for the six month periods ended December 27, 1997 and December 28, 1996.

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

2. The results of operations for the six month periods ended December 27, 1997 and December 28, 1996 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts and notes receivable consists of:

                                                         December 27, 1997     June 28, 1997
                                                         -----------------     -------------
               Accounts receivable                             $ 1,026,655       $   749,625
               Notes receivable                                    614,383           579,105
               Other receivables                                   420,001           350,001
                                                               -----------       -----------
                                                                 2,061,039         1,678,731
               Allowance for doubtful accounts                    (182,163)         (169,578)
                                                               -----------       -----------
                                                                 1,878,876         1,509,153
               Less long-term portion of notes receivable         (361,878)         (453,229)
                                                               -----------       -----------
                                                               $ 1,516,998       $ 1,055,924
                                                               ===========       ===========


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

         FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and was adopted by the Company in its financial statements issued for the quarter ending December 27, 1997. Basic and Diluted EPS are the same for the three and six month periods presented because the significant majority of common stock options outstanding during each of those periods were exerciseable at prices which exceeded the common stock market price in existence at that time.

7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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













                    ----------------------------------------

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


                                             For the Three Month Period Ended             For the Six Month Period Ended
                                          December 27, 1997     December 28, 1996     December 27, 1997     December 28, 1996
                                          -----------------     -----------------     -----------------     -----------------

Net sales                                       100.0%                100.0%                100.0%                100.0%
Cost of sales                                    91.2                  90.6                  91.1                  89.8
                                                -----                 -----                 -----                 -----
Gross profit                                      8.8                   9.4                   8.9                  10.2
Administrative and general                       10.0                   8.9                  10.5                   8.8
                                                -----                 -----                 -----                 -----
   Operating income (loss)                       (1.2)                  0.5                  (1.6)                  1.4
Other income (expense),net                       (0.6)                  1.0                  (0.2)                  0.4
                                                -----                 -----                 -----                 -----
   Income (loss) before taxes
     (benefit) on income (loss)                  (1.8)                  1.5                  (1.8)                  1.8

Taxes (benefit) on income (loss)                 (0.7)                  0.6                  (0.7)                  0.7
                                                -----                 -----                 -----                 -----
Net income (loss)                                (1.1)%                 0.9%                 (1.1)%                 1.1%
                                                =====                 =====                 =====                 =====

NET SALES

         Net sales decreased by $374,240 or 2.3 percent over the corresponding three month period last year, primarily due to the sale of the Memphis division in the second quarter of fiscal 1997. The sale of the Memphis division, consisting of ten stores and related catering operations, which was effective October 27, 1996, decreased net sales by approximately $467,000 for the fiscal 1998 second quarter as compared to the second quarter last year. Excluding this decrease, net sales for the second quarter of 1998 increased 0.6% from the prior year's second quarter.

         Net sales for the six month period ended December 27, 1997 totaled $31,974,689 as compared to net sales of $33,507,327 for the corresponding six month period ended December 28, 1996. The decrease in net sales of $1,532,638, or 4.6 percent resulted from the sale of the Memphis division which had generated net sales of $1,551,251 in the six month period ended December 28, 1996.

         Same store sales in the three month period ended December 27, 1997 increased 0.2 percent as compared to the three month period ended December 28, 1996. This marked the fifth consecutive quarterly improvement in same store sales from a low of a 6.3 percent decline in the second quarter of last fiscal year, and signified the first quarter of positive same store sales in three years. Management will continue its focus on same store sales improvement as it addresses management and operational difficulties in several cities as well as overall competitive pressures.

         During the second quarter of 1998, the Company closed one store and sold one store which no longer met performance goals.

         Significant components of the Company's net sales and the percent of total sales for the three and six month periods ended December 27, 1997 and December 28, 1996 are presented in the following schedule:

                                                  For the Three Month Period Ended
                                      December 27, 1997                     December 28, 1996
                               -------------------------------       --------------------------------
   Wall Street Deli             Net Sales           % of Total        Net Sales            % of Total
----------------------         -----------          ----------       -----------           ----------
Flagship Stores                $14,245,800               90.1%       $15,059,472                 93.1%
Other Stores                     1,559,454                9.9%         1,120,022                  6.9%
                               -----------            -------        -----------           ----------
Total                          $15,805,254              100.0%       $16,179,494                100.0%
                               ===========            =======        ===========           ==========


                                                   For the Six Month Period Ended
                                       December 27, 1997                     December 28, 1996
                               -------------------------------        -------------------------------
   Wall Street Deli             Net Sales           % of Total        Net Sales            % of Total
----------------------         -----------          ----------       -----------           ----------
Flagship Stores                $28,793,597                90.1%      $30,764,330                 91.8%
Other Stores                     3,181,091                 9.9%        2,742,997                  8.2%
                               -----------          ----------       -----------          -----------
Total                          $31,974,688               100.0%      $33,507,327                100.0%
                               ===========          ==========       ===========          ===========

         At December 27, 1997 the Company had 95 Flagship stores and 21 stores in the Other group. For some years the Company has recorded sales data separately for these two types of groups, primarily because of the variation in sales volume between them. As the store type mix continues to change so that there are fewer stores in the Other group, and as the volume differences on a group basis become less, the Company believes that the distinction between the groups has and will continue to have declining significance.

         The following table sets forth the Company's average sales per store by current concept grouping and for all stores and the same store sales comparisons for stores open the entire three and six month periods ended December 27, 1997 and December 28, 1996, respectively.


                         Average Sales Per Store                 Same Store Sales Change
                     --------------------------------        --------------------------------
                                        For the Three Month Period Ended
                     ------------------------------------------------------------------------
                     December 27,        December 28,        December 27,       December 28,
Wall Street Deli         1997                1996               1997                1996
----------------     ------------        ------------        ------------       ------------
Flagship Stores        $145,195            $149,490             0.2 %             (7.2)%
Other Stores           $ 78,447            $ 85,655            (0.4)%             (1.8)%
All Stores             $133,785            $134,082             0.2 %             (6.3)%


                         Average Sales Per Store                 Same Store Sales Change
                     --------------------------------        --------------------------------
                                         For the Six Month Period Ended
                     ------------------------------------------------------------------------

                     December 27,        December 28,        December 27,       December 28,
Wall Street Deli         1997                1996               1997                1996
----------------     ------------        ------------        ------------       ------------
Flagship Stores        $294,600            $302,976          (1.5)%               (5.9)%
Other Stores           $158,610            $172,906          (0.7)%               (2.0)%
All Stores             $270,742            $271,580          (1.4)%               (5.2)%

         Average sales per store as shown above are computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of Other stores to Flagship stores.

         The Company continued its "Street Wrap" product launch in the second quarter as it upgraded 21 stores with the Street Wrap program. Street Wraps are the Company's new line of flour tortilla wrapped sandwiches and were in 69 stores as of December 27, 1997.

         The Company's entry into franchising for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products continued in the three month period ended December 27, 1997 with the signing of five additional stores in two multi-unit agreements. The total number of franchised stores stands at eleven, five of which are presently open. No significant revenues have yet been realized from this developmental program.

COST OF SALES

         Cost of sales as a percentage of net sales increased to 91.2 percent during the three month period ended December 27, 1997 from 90.6 percent in the corresponding three month period in the previous year. For the six month period ended December 27, 1997, cost of sales increased to 91.1 percent from 89.8 percent for the prior year's corresponding six month period.

         Cost of sales consists of the following significant components:


                                For the Three Month Period Ended
                         December 27, 1997            December 28, 1996
                    ------------------------      -------------------------
                       Amount     % of Sales         Amount      % of Sales
                    -----------   ----------      -----------    ----------
Food/Paper          $ 5,613,548        35.5%      $ 5,858,417         36.2%
Labor                 3,668,009        23.2%        3,735,804         23.1%
Store Expenses        5,125,796        32.5%        5,060,631         31.3%
                    -----------        ----       -----------         ----
                    $14,407,353        91.2%      $14,654,852         90.6%
                    ===========        ====       ===========         ====



                                For the Six Month Period Ended
                        December 27, 1997             December 28, 1996
                    ------------------------      -------------------------
                       Amount     % of Sales         Amount      % of Sales
                    -----------   ----------      -----------    ----------
Food/Paper          $11,284,990        35.3%      $12,184,560         36.4%
Labor                 7,418,528        23.2%        7,711,615         23.0%
Store Expenses       10,423,602        32.6%       10,191,637         30.4%
                    -----------        ----       -----------         ----
                    $29,127,120        91.1%      $30,087,812         89.8%
                    ===========        ====       ===========         ====

         The decrease in food/paper expense as a percentage of sales of 0.7 and
1.1 percent for the three and six month periods ended December 27, 1997, respectively, primarily reflects the Company's delivery system conversion. While the single source vendor system was fully implemented by June 1996 following completion of the commissary system phase-out, the Company continued to experience some positive effects from the changeover, as indicated by this cost reduction.

         Labor costs as a percentage of net sales increased 0.1 percent for the three month period ended December 27, 1997. During the current fiscal quarter, aggregate hourly wages increased 0.8 percent and holiday pay rose 0.1 percent. Store manager salaries decreased 0.5 percent and contract labor decreased 0.3 percent due to the Memphis division sale.

         During the six month period ended December 27, 1997, labor costs as a percentage of net sales increased 0.2 percent. Aggregate hourly wages increased
0.5 percent, primarily as a
consequence of implementing the Street Wrap program, which requires a minimum of one additional hourly employee per store, while contract labor decreased 0.4 percent due to the Memphis division sale.

         Store expenses as a percentage of net sales increased 1.2 percent for the three month period ended December 27, 1997. The implementation of the Street Wrap program contributed to an increase of 0.5 percent in promotional expenses and 0.4 percent in amortization expenses. Other store expense increases as compared to the prior quarter included a 0.3 percent increase in percentage rent.

         During the six month period ended December 27, 1997, store expenses as a percentage of net sales increased 2.2 percent. Miscellaneous restaurant supplies and promotional expenses increased 0.2 and 0.6 percent, respectively, primarily due to the implementation of the Street Wrap program. Other store expenses that increased as compared to the corresponding six month period included common area maintenance expense (0.2%), utilities (0.2%), percentage rent (0.3%), depreciation (0.2%) and amortization (0.3%).

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended December 27, 1997 increased $135,849 to $1,583,727, or 9.4 percent, as compared to the three month period ended December 28, 1996. The expenses generated by the Street Wrap program and other division level charges accounted for approximately
6.1 percent of the increase. Other significant elements of the increase included expenses related to catering sales operations and franchise program start-up costs. These cost increases were offset in part by approximately $45,000 in cost reductions occasioned by the Memphis division sale.

         Administrative and general expenses for the six month period ended December 27, 1997 increased $408,320 to $3,351,415, or 13.9 percent, as compared to the six month period ended December 28, 1996. The expenses generated by the Street Wrap program in 69 stores accounted for approximately 6.0 percent of the increase, and costs of management changes accounted for approximately 5.8 percent. The opening of two new catering sales offices, related catering sales expenses and franchise program start-up costs were other significant elements of the increase. These cost increases were offset in part by approximately $165,000 in cost reductions occasioned by the Memphis division sale.

INTEREST EXPENSE, NET

         In the three month period ended December 27, 1997, the Company had net interest expense of $78,949 compared to net interest expense of $9,109 for the three month period ended December 28, 1996. Net interest expense for the six month period ended December 27, 1997 increased $71,669 to $99,887 as compared to the six month period ended December 28, 1996. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.75 and 7.41 percent at December 27, 1997 and September 27, 1997, respectively) or the bank's quoted cost of funds plus 175 basis points (7.19 and 7.31 percent at December 27, 1997 and September 27, 1997, respectively). In addition, interest expense increased for the three and six month period ended December 27, 1997 due to interest associated with a required tax payment. The Company had $3,211,508 outstanding against this line at December 27, 1997 as compared to $1,344,515 at December 28, 1996. The interest expense for the three and six month period ended December 27, 1997 of $85,972 and $114,632, respectively, was offset by $7,023 and $14,745, respectively, of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

TAXES ON INCOME

         The effective tax rate for the second quarter and first six months ended December 27, 1997 was 40% as compared to the effective tax rates for the second quarter and first six months ended December 28, 1996 of 39.8 percent and
39.9 percent, respectively .

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

         At December 27, 1997, the ratio of the Company's current assets to current liabilities was .52 to 1.00, as compared to a current ratio of .51 to
1.00 at June 28, 1997. This reflects the Company's use in the six month period ended December 27, 1997 of available cash for acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long term debt.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were $1,823,259 and $1,977,104 for the six month period ended December 27, 1997 and December 28, 1996, respectively. Approximately $210,000 in capital expenditures during the current six month period were related to the Street Wrap implementation. It is presently anticipated that the Company's capital expenditures for fiscal 1998 will be approximately $3,200,000. During the fourth quarter of 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. During the six month period ended December 27, 1997, a total of 70,000 shares were purchased at an acquisition cost of $256,826.

The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash used by and generated from operations totaled $(138,169) and $1,356,524 for the six month period ended December 27, 1997 and December 28, 1996, respectively. The Company currently has in place a line of credit that provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama ("Lender") pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement") and requires the maintenance of various financial covenants. As of December 27, 1997, the Company's debt service coverage ratio was 1.21, which is less than the 1.30 required by the Credit Agreement. Management has received a written commitment from the Lender waiving the debt service coverage ratio covenant for the fiscal quarter ended December 27, 1997 and reducing the debt service coverage ratio from 1.30 to 1.15 for the fiscal quarters ended March 28, 1998 and June 27, 1998, respectively.

YEAR 2000 ISSUES

         The Company is evaluating its computer systems to identify those, if any, that could be adversely affected by the "Year 2000" issue. The Company's primary software supplier has released a Year 2000 compliance software upgrade program. The Company believes that the changes will be made in a timely manner and that the Year 2000 problem will not pose significant operational problems.

                           PART II: OTHER INFORMATION

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant's regular Annual Meeting of Shareholders was held on November 6, 1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.

         (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.

         (c) At the Annual Meeting the matters considered and voted upon (other than procedural matters and ratification of auditors) and the number of votes cast are as follows:

                  Election of directors:

                                                   VOTES             VOTES
                           NAME                     FOR             WITHHELD*
                  Louis C. Henderson, Jr.        2,435,692           53,663

                  Alan V. Kaufman                2,435,492           53,863

                  Robert G. Barrow               2,435,292           54,063

                  William S. Atherton            2,435,692           53,663

                  Joe Lee Griffin                2,434,870           54,485

                  Jeffrey V. Kaufman             2,435,167           54,188

                  Jake L. Netterville            2,435,692           53,663

* Includes votes withheld and broker non-votes

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, (for SEC use only)

         (b)      Reports on Form 8-K:
                  There were no reports on Form 8-K filed during the quarter ended December 27, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                               WALL STREET DELI, INC.



February 9, 1998                     /s/ Louis C. Henderson, Jr.
                                    -------------------------------------------
                                    LOUIS C. HENDERSON, JR.
                                    President and Chief Executive Officer


February 9, 1998                     /s/ Robert G. Barrow
                                    -------------------------------------------
                                    ROBERT G. BARROW
                                    Chief Financial Officer


February 9, 1998                     /s/ Kevin D. Conaway
                                    -------------------------------------------
                                    KEVIN D. CONAWAY
                                    Treasurer
                                    (Principal Accounting Officer)