Form 10-Q
period 1998-03-28
WALL STREET DELI INC
filed 1998-05-11
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                 For the quarterly period ended March 28, 1998

                                       or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
            For the transition period from _________ to ____________

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

                                ----------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No
                                       -----      -----

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

              Class                                 Outstanding at May 7, 1998
   ----------------------------                    ----------------------------
   Common Stock, $.05 Par Value                                  3,060,977

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------

PART I:     FINANCIAL INFORMATION

            ITEM 1:           Financial Statements......................................................... 1

                                      Consolidated Balance Sheets.......................................... 2

                                      Consolidated Statements of Operations................................ 4

                                      Consolidated Statements of Stockholders' Equity.......................5

                                      Consolidated Statements of Cash Flows................................ 6

                              Notes to Consolidated Financial Statements................................... 7

            ITEM 2:           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations...........................................9

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

            SIGNATURES.....................................................................................16

                          PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

                  Consolidated Balance Sheets at March 28, 1998 (unaudited) and June 28, 1997.

                  Consolidated Statements of Operations (unaudited) for the three and nine month periods ended March 28, 1998 and March 29, 1997.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended March 28, 1998 and March 29, 1997.

                  Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended March 28, 1998 and March 29, 1997.

         Notes to Consolidated Financial Statements (unaudited).



                        ---------------------------------


              [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 28, 1998      JUNE 28, 1997
                                                                --------------      -------------
                                                                 (UNAUDITED)
ASSETS

CURRENT
     Cash and cash equivalents                                 $    611,343       $    490,058
     Accounts and notes receivable (Note 3)                       1,508,816          1,055,924
     Inventories (Note 4)                                           683,852            684,280
     Prepaid expenses and other                                     343,896            263,129
     Deferred tax benefit                                           624,000            624,000
                                                               ------------       ------------
TOTAL CURRENT ASSETS                                              3,771,907          3,117,391
                                                               ------------       ------------
EQUIPMENT AND IMPROVEMENTS
     Equipment and fixtures                                      19,268,393         18,258,482
     Leasehold improvements                                      16,985,580         15,905,021
                                                               ------------       ------------
                                                                 36,253,973         34,163,503
Less accumulated depreciation and amortization                  (20,553,266)       (18,035,661)
                                                               ------------       ------------
NET EQUIPMENT AND IMPROVEMENTS                                   15,700,707         16,127,842
                                                               ------------       ------------
OTHER
     Cash surrender value of insurance on officers' lives           763,962            718,165
     Long-term portion of notes receivable (Note 3)                 328,171            453,229
     Deferred tax benefit                                         2,649,000          2,649,000
                                                               ------------       ------------
TOTAL OTHER ASSETS                                                3,741,133          3,820,394
                                                               ------------       ------------
                                                               $ 23,213,747       $ 23,065,627
                                                               ============       ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 28, 1998       JUNE 28, 1997
                                                                                  --------------       -------------
                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                                 $   2,449,300        $  1,005,400
     Accounts payable                                                                  1,006,708           1,267,758
     Accruals:
          Taxes other than income                                                        630,461             546,073
          Compensation                                                                   689,667             755,240
          Rent                                                                           694,724             781,545
          Workers' compensation                                                          680,256             742,242
          Corporate relocation                                                            53,433             532,121
          Miscellaneous                                                                  692,474             498,740
                                                                                   -------------        ------------
TOTAL CURRENT LIABILITIES                                                              6,897,023           6,129,119
                                                                                   -------------        ------------
STOCKHOLDERS' EQUITY
     Common stock, $.05 par - shares authorized
          20,000,000; issued 3,414,802 and 3,413,777                                     170,740             170,689
     Additional paid-in capital                                                       10,787,369          10,782,448
     Retained earnings                                                                 7,032,581           7,365,512
                                                                                   -------------        ------------
                                                                                      17,990,690          18,318,649
Treasury stock, at cost, 343,825 and 263,825 shares                                   (1,673,966)         (1,382,141)
                                                                                   -------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                            16,316,724          16,936,508
                                                                                   -------------        ------------
                                                                                   $  23,213,747        $ 23,065,627
                                                                                   =============        ============


    See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       For the Three Month               For the Nine Month
                                                                          Period Ended                      Period Ended

                                                                    MARCH 28,       MARCH 29,       MARCH 28,         MARCH 29,
                                                                      1998            1997            1998              1997
                                                                   ----------      ----------      ----------       -----------
NET SALES                                                         $15,665,723      $15,680,040     $47,640,411      $49,187,367
Costs and expenses (income):
     Costs of sales                                                14,111,689       14,080,602      43,238,761       44,168,414
     Administrative and general expense                             1,504,153        1,416,046       4,855,553        4,359,141
     Interest expense - net                                            55,301           20,193         155,189           48,411
     (Gain)/loss on sale of equipment and
          improvements                                               (18,611)          (3,387)         (54,011)        (171,843)
                                                                   ----------      ----------      -----------      -----------
TOTAL COSTS AND EXPENSES:                                          15,652,532       15,513,454      48,195,492       48,404,123
                                                                   ----------      ----------      -----------      -----------
Income (loss) before taxes (benefit) on income                         13,191          166,586        (555,081)         783,244
Taxes (benefit) on income                                               5,278           66,000        (222,150)         312,200
                                                                   ----------      ----------      -----------      -----------
Net income (loss)                                                 $     7,913      $   100,586     $  (332,931)     $   471,044
                                                                  ===========      ===========     ===========      ===========
Earnings (loss) per share (basic and diluted)
     (Note 6)                                                     $       .00      $       .03     $      (.11)     $       .14
                                                                  ===========      ===========     ===========      ===========
Weighted average number of common
     shares outstanding (Note 6)                                    3,072,771        3,167,436       3,108,903        3,302,648
                                                                  ===========      ===========     ===========      ===========

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock                                              Treasury Stock
                                                 ---------------------                                      --------------------
                                                                           Additional
                                               Number                       paid-in         Retained      Number
                                             of shares         Amount       capital         earnings     of shares        Amount
                                             ---------         ------       -------         --------     ---------        ------
Balance, June 29, 1996                        3,411,043       $170,552    $10,766,896     $7,302,690         1,075    $   10,548
     Net income for the quarter                                                              228,347
     Exercise of stock options                      700             35          4,938
                                              ---------       --------    -----------     ----------       -------    ----------
Balance, September 28, 1996 (unaudited)       3,411,743        170,587     10,771,834      7,531,037         1,075        10,548
     Net income for the quarter                                                              142,111
     Purchase of treasury stock                                                                            170,500       898,350
     Stock received from sale of
          Memphis operation                                                                                 25,000       138,750
                                              ---------       --------    -----------     ----------       -------    ----------
Balance, December 28, 1996 (unaudited)        3,411,743        170,587     10,771,834      7,673,148       196,575     1,047,648
     Net income for the quarter                                                              100,586
     Exercise of stock options                    2,034            102         10,614
     Purchase of treasury stock                                                                             50,000       264,377
                                              ---------       --------    -----------     ----------       -------   -----------
Balance, March 29, 1997 (unaudited)           3,413,777       $170,689    $10,782,448     $7,773,734       246,575    $1,312,025
                                              =========       ========    ===========     ==========       =======    ==========

Balance, June 28, 1997                        3,413,777       $170,689    $10,782,448     $7,365,512       263,825    $1,382,141
     Net loss for the quarter                                                               (169,358)
     Exercise of stock options                      625             31          3,156
     Purchase of treasury stock                                                                             35,000       132,138
                                              ---------       --------    -----------     ----------       -------   -----------
Balance, September 27, 1997 (unaudited)       3,414,402        170,720     10,785,604      7,196,154       298,825     1,514,279
     Net loss for the quarter                                                               (171,644)
     Purchase of treasury stock                                                                             35,000       124,688
                                              ---------       --------    -----------     ----------       -------   -----------
Balance, December 27, 1997 (unaudited)        3,414,402        170,720     10,785,604      7,024,510       333,825     1,638,967
     Net income for the quarter                                                                7,916
     Exercise of stock options                      400             20          1,765
     Purchase of treasury stock                                                                             10,000        35,000
                                              ---------       --------    ----------      ----------       -------   -----------
Balance, March 28, 1998 (unaudited)           3,414,802       $170,740    $10,787,369     $7,032,426       343,825    $1,673,967
                                              =========       ========    ===========     ==========       =======    ==========

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For the Nine Month Period Ended

                                                                                   MARCH 28,        MARCH 29,
                                                                                     1998             1997
                                                                                   --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  (332,931)      $   471,044
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                 2,705,704         2,533,357
     Gain on sale of equipment and improvements                                     (54,011)         (168,456)
     Deferred income taxes                                                               --           290,200
     Decrease (increase) in assets:
          Accounts receivable - net                                                (461,081)          262,437
          Inventories                                                                   428            12,174
          Prepaid expenses and other                                                (80,767)           74,167
          Refundable income taxes                                                        --               220
     Decrease in operating liabilities:
          Accounts payable                                                         (261,050)         (421,461)
          Accruals                                                                 (414,946)         (627,116)
                                                                                -----------       -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,101,346         2,426,566
                                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for purchase of equipment and improvements                         (2,349,003)       (2,540,517)
     Proceeds from sale of equipment and improvements                               124,444           514,075
     Payments received on notes receivable                                          133,248           479,355
     Increase in cash surrender value of life insurance on officers' lives          (45,797)          (66,870)
                                                                                -----------       -----------
     NET CASH USED BY INVESTING ACTIVITIES                                       (2,137,108)       (1,613,957)
                                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayments) borrowings under line of credit                             1,443,900          (991,879)
     Purchase of treasury stock                                                    (291,825)       (1,301,477)
     Exercise of employee stock options                                               4,972            15,689
                                                                                -----------       -----------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             1,157,047        (2,277,667)
                                                                                -----------       -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                      121,285        (1,465,058)
     CASH, beginning of period                                                      490,058         1,882,844
                                                                                -----------       -----------
     CASH, end of period                                                        $   611,343       $   417,786
                                                                                -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the period for:
          Interest                                                              $   137,689       $   100,932
          Income taxes                                                          $   324,800       $   199,080


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 28, 1998 and the results of operations and changes in stockholders' equity for the three and nine month periods ended March 28, 1998 and March 29, 1997 and cash flows for the nine month periods ended March 28, 1998 and March 29, 1997.

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

2. The results of operations for the nine month periods ended March 28, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts and notes receivable consists of:

                                                                                March 28, 1998        June 28, 1997
                                                                                --------------        -------------
                      Accounts receivable                                         $1,075,035           $  749,625
                      Notes receivable                                               560,022              579,105
                      Other receivables                                              420,001              350,001
                                                                                  ----------           ----------
                                                                                   2,055,058            1,678,731

                      Allowance for doubtful accounts                               (218,071)            (169,578)
                                                                                  ----------           ----------
                                                                                   1,836,987            1,509,153

                      Less long-term portion of notes receivable                    (328,171)            (453,229)
                                                                                  ----------           ----------
                                                                                  $1,508,816           $1,055,924
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

         FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and was adopted retroactively by the Company in its financial statements issued for the quarter ending December 27, 1997. The impact on prior period EPS was not material. Basic and Diluted EPS are the same for the three and nine month periods presented because the significant majority of common stock options outstanding during each of those periods were exercisable at prices which exceeded the common stock market price in existence at that time.

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

                                        For the Three Month Period Ended       For the Nine Month Period Ended
                                       March 28, 1998      March 29, 1997      March 28, 1998    March 29, 1997
                                       --------------      --------------      --------------    --------------
Net sales                                    100.0%              100.0%             100.0%            100.0%
Cost of sales                                 90.1                89.8               90.7              89.8
                                            ------             -------              -----            ------
Gross profit                                   9.9                10.2                9.3              10.2
Administrative and general                     9.6                 9.0               10.2               8.9
                                           -------             -------              -----            ------
     Operating income (loss)                   0.3                 1.2               (0.9)              1.3
Other income (expense), net                    0.2                (0.1)              (0.2)              0.3
                                           -------             -------              -----            ------
     Income (loss) before taxes
         (benefit) on income (loss)            0.1                 1.1               (1.1)              1.6

Taxes (benefit) on income (loss)               0.0                 0.4               (0.4)              0.6
                                           -------             -------              -----            ------
Net income (loss)                              0.1%                0.7%              (0.7)%             1.0%
                                           =======             =======              =====            ======

NET SALES

         Net sales decreased by $14,317 or 0.1 percent over the corresponding three month period last year primarily due to a decline of 0.4 percent in same store sales. Management continues to focus on same store sales improvement while addressing management and operational issues in several cities as well as overall competitive pressures.

         Net sales for the nine month period ended March 28, 1998 totaled $47,640,411 as compared to net sales of $49,187,367 for the corresponding nine month period ended March 29, 1997. The decrease in net sales of $1,546,956 or
3.1 percent resulted primarily from the sale of the Memphis division which had generated net sales of $1,551,251 in the previous nine month period ended March 29, 1997.

         During the third quarter of 1998, the Company sold two stores which no longer met performance goals.

         Significant components of the Company's net sales and the percent of total sales for the three and nine month periods ended March 28, 1998 and March 29, 1997 are presented in the following schedule:

                                                               For the Three Month Period Ended
                                                ----------------------------------------------------------------
                                                        March 28, 1998                    March 29, 1997
                                                ----------------------------        ----------------------------
   Wall Street Deli                             Net Sales         % of Total         Net Sales        % of Total
-------------------                             ------------      ----------        ----------        ----------
Flagship Stores                                  $14,182,755           90.5%        $15,291,429            97.5%
Other Stores                                       1,482,968            9.5             388,611             2.5
                                                 -----------          ------        -----------           -----
Total                                            $15,665,723          100.0%        $15,680,040           100.0%
                                                 ===========          =====         ===========           =====

                                                                For the Nine Month Period Ended
                                                ----------------------------------------------------------------
                                                        March 28, 1998                   March 29, 1997
                                                ----------------------------        ----------------------------
   Wall Street Deli                               Net Sales       % of Total         Net Sales        % of Total
-------------------                             ------------      ----------        ----------        ----------
Flagship Stores                                  $42,902,635           90.1%        $46,055,759            93.6%
Other Stores                                       4,737,776            9.9           3,131,608             6.4
                                                 -----------          -----         -----------           -----
Total                                            $47,640,411          100.0%        $49,187,367           100.0%
                                                 ===========          =====         ===========           =====

         At March 28, 1998 the Company had 96 Flagship stores and 18 stores in the Other group. For some years the Company has recorded sales data separately for these two types of groups, primarily because of the variation in sales volume between them. As the store type mix continues to change so that there are fewer stores in the Other group, and as the volume differences on a group basis become less, the Company believes that the distinction between the groups has and will continue to have declining significance.

         The following table sets forth the Company's average sales per store by current concept grouping and for all stores and the same store sales comparisons for stores open the entire three and nine month periods ended March 28, 1998 and March 29, 1997, respectively.

                                      Average Sales Per Store                 Same Store Sales Change
                              -----------------------------------         -------------------------------
                                                    For the Three Month Period Ended
                              ---------------------------------------------------------------------------
                                 March 28,           March 29,              March 28,         March 29,
        Wall Street Deli           1998                1997                   1998               1997
        ----------------      ----------------   ----------------         ------------        -----------
        Flagship Stores       $        147,525   $        147,780              0.3%              (5.9)%
        Other Stores          $         77,936   $         82,883             (7.5)%             (4.0)%
        All Stores            $        136,571   $        139,996             (0.4)%             (5.5)%


                                    Average Sales Per Store                    Same Store Sales Change
                              -----------------------------------         -------------------------------
                                                    For the Nine Month Period Ended
                              ---------------------------------------------------------------------------
                                 March 28,          March 29,              March 28,           March 29,
        Wall Street Deli            1998                1997                  1998                1997
        ----------------      ----------------   ----------------         ------------        -----------
        Flagship Stores       $        446,694   $        448,630               (0.9)%             (5.5)%
        Other Stores          $        237,112   $        256,693               (3.3)%              1.3%
        All Stores            $        413,396   $        407,500               (1.1)%             (5.1)%

         Average sales per store as shown above are computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of Other stores to Flagship stores.

         The Company continued its "Street Wrap" product launch in the third quarter as it upgraded eleven stores with the Street Wrap program. Street Wraps are the Company's new line of flour tortilla wrapped sandwiches and are currently in 80 stores.

         The Company's entry into franchising for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products continued in the three month period ended March 28, 1998 with the signing of an agreement with Host Marriott Services that allows Host to franchise units in airports, tollroad plazas and mall locations operated by it throughout the world. The total number of Wall Street Deli franchised stores stands at eleven, five of which are presently open. No significant revenues have yet been realized from this developmental program.

COST OF SALES

         Cost of sales as a percentage of net sales increased to 90.1 percent during the three month period ended March 28, 1998 from 89.8 percent in the corresponding three month period in the previous year. For the nine month period ended March 28, 1998, cost of sales increased to 90.7 percent from 89.8 percent for the prior year's corresponding nine month period.

         Cost of sales consists of the following significant components:

                                                         For the Three Month Period Ended
                                                   March 28, 1998                     March 29, 1997
                                             -------------------------          ---------------------------
                                                Amount      % of Sales             Amount        % of Sales
                                             -----------    ----------          -------------    ----------
Food/Paper                                   $ 5,502,579         35.1%            $ 5,576,740        35.6%
Labor                                          3,536,702         22.6%              3,559,999        22.7%
Store Expenses                                 5,072,408         32.4%              4,943,863        31.5%
                                             -----------         ----             -----------        ----
                                             $14,111,689         90.1%            $14,080,602        89.8%
                                             ===========         ====             ===========        ====


                                                           For the Nine Month Period Ended
                                                   March 28, 1998                      March 29, 1997
                                             -------------------------          ---------------------------
                                                Amount      % of Sales               Amount      % of Sales
                                             -----------    ----------          -------------    ----------
Food/Paper                                  $ 16,787,568         35.2%            $17,761,300        36.1%
Labor                                         10,955,230         23.0%             11,271,614        22.9%
Store Expenses                                15,495,963         32.5%             15,135,500        30.8%
                                            ------------         ----             -----------        ----
                                            $ 43,238,761         90.7%            $44,168,414        89.8%
                                            ============         ====             ===========        ====

         Food/paper expense as a percentage of sales decreased 0.5 and 0.9 percent for the three and nine month periods ended March 28, 1998, respectively. The Company attributes this cost reduction to its continued efforts toward improving operational efficiencies. Late in this third fiscal quarter, the Company completed a system-wide conversion to a new food distributor. The Company's objective in making this change is to achieve better pricing control, improved service and additional new product flexibility.

         Labor costs as a percentage of net sales decreased 0.1 percent for the three month period ended March 28, 1998. During the current fiscal quarter, aggregate hourly wages increased 0.7 percent while store manager salaries decreased 0.8 percent.

         During the nine month period ended March 28, 1998, labor costs as a percentage of net sales increased 0.1 percent. Aggregate hourly wages increased
0.6 percent, primarily as a consequence of implementing the Street Wrap program, which requires a minimum of one additional hourly employee per store. Store manager salaries decreased 0.3 percent, while contract labor decreased 0.2 percent due to the Memphis division sale.

         Store expenses as a percentage of net sales increased 0.9 percent for the three month period ended March 28, 1998. The implementation of the Street Wrap program contributed to an increase of 0.5 in promotional expenses and 0.4 percent in amortization expenses. Other store expense increases as compared to the prior quarter included a 0.3 percent increase in percentage rent.

         During the nine month period ended March 28, 1998, store expenses as a percentage of net sales increased 1.7 percent. Miscellaneous restaurant supplies and promotional expenses increased 0.1 and 0.6 percent, respectively, primarily due to the implementation of the Street Wrap program. Other store expenses that increased as compared to the corresponding nine month period included rent-operating expense (0.1%), percentage rent (0.3%), depreciation (0.1%) and amortization (0.4%).

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended March 28, 1998 increased $88,107 to $1,504,153, or 6.2 percent, as compared to the three month period ended March 29, 1997. Significant elements of the increase included expenses related to catering sales operations (3.7%) and franchise program start-up costs (4.9%). These cost increases were offset in part by approximately $55,000 in cost reductions at the division level.

         Administrative and general expenses for the nine month period ended March 28, 1998 increased $496,412 to $4,855,553, or 11.4 percent, as compared to the nine month period ended March 29, 1997. The expenses generated by the Street Wrap program in 80 stores accounted for approximately 4.6 percent of the increase, net franchise program start-up costs accounted for 4.5 percent of the increase, and costs of management changes accounted for approximately 3.9 percent. The opening of two new catering sales offices and related catering sales expenses were other significant elements of the increase. These cost increases were offset in part by approximately $165,000 in cost reductions occasioned by the Memphis division sale.

INTEREST EXPENSE, NET

         In the three month period ended March 28, 1998, the Company had net interest expense of $55,301 compared to net interest expense of $20,193 for the three month period ended March 29, 1997. Net interest expense for the nine month period ended March 28, 1998 increased $106,778 to $155,189 as compared to the nine month period ended March 29, 1997. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.44 percent at March 28, 1998) or the bank's quoted cost of funds plus 175 basis points (7.25 percent at March 28, 1998). In addition, interest expense increased for the three and nine month periods ended March 28, 1998 due to interest associated with a required tax payment. The Company had $2,449,300 outstanding against this line at March 28, 1998 as compared to $1,508,121 at March 29, 1997. The interest expense for the three and nine month periods ended March 28, 1998 of $62,740 and $177,372, respectively, was offset by $7,439 and $22,183, respectively, of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

TAXES ON INCOME

         The effective tax rate for the third quarter and first nine months ended March 28, 1998 was 40% as compared to the effective tax rates for the third quarter and first nine months ended March 29, 1997 of 39.6 percent and
39.9 percent, respectively .

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

         At March 28, 1998, the ratio of the Company's current assets to current liabilities was .55 to 1.00, as compared to a current ratio of .51 to 1.00 at June 28, 1997. This reflects the Company's use in the nine month period ended March 28, 1998 of available cash for acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long term debt.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were $2,349,003 and $2,540,517 for the nine month period ended March 28, 1998 and March 29, 1997, respectively. Approximately $240,000 in capital expenditures during the current nine month period were related to the Street Wrap implementation. It is presently anticipated that the Company's capital expenditures for fiscal 1998 will be approximately $2,350,000. During the fourth quarter of 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. During the nine month period ended March 28, 1998, a total of 80,000 shares were purchased at an acquisition cost of $291,826.

          The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash used by and generated from operations totaled $1,101,346 and $2,426,566 for the nine month periods ended March 28, 1998 and March 29, 1997, respectively. The Company currently has in place a line of credit that provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama ("Lender") pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement") and requires the maintenance of various financial covenants. Management requested and received from the Lender a reduction in the required debt service coverage ratio from 1.30 to 1.15 for the fiscal quarters ended March 28, 1998 and June 27, 1998, respectively. As of March 28, 1998, the Company's debt service coverage ratio was 1.22.

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


                             -----------------------

                           PART II: OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, submitted to the
                               Securities and Exchange Commission in electronic format

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended March 28, 1998.


                         ------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                    WALL STREET DELI, INC.



May 11, 1998                              /s/   Louis C. Henderson, Jr.
                                         ------------------------------------
                                         LOUIS C. HENDERSON, JR.
                                         President and Chief Executive Officer



May 11, 1998                              /s/ Robert G. Barrow
                                         ------------------------------------
                                         ROBERT G. BARROW
                                         Chief Financial Officer



May 11, 1998                              /s/ Kevin D. Conaway
                                         ------------------------------------
                                         KEVIN D. CONAWAY
                                         Treasurer
                                         (Principal Accounting Officer)