Form 10-K405
period 1998-06-27
WALL STREET DELI INC
filed 1998-09-23
CIK 705408

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   ----------

                                   FORM 10-K
(Mark One)

   [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                          OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                             THE SECURITIES ACT OF 1934

For the fiscal year ended June 27, 1998            Commission File No. 0-11271

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange
          Title of each class                   on which registered
          -------------------                  --------------------
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

                          Yes    X            No
                             ---------           ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $7,114,806 on September
15, 1998 based on the NASDAQ National Market System closing price on that date.

As of September 15, 1998 there were 2,966,077 shares of the registrant's Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

             Item No                                                                                          Page
             -------                                                                                          ----
PART I
             1.     Business..................................................................................... 3

             2.     Properties.................................................................................. 10

             3.     Legal Proceedings........................................................................... 11

             4.     Submission of Matters to a Vote of Security Holders......................................... 11

             4.1    Executive Officers.......................................................................... 12

PART II
             5.     Market for the Registrant's Common Equity and Related
                    Stockholder Matters......................................................................... 13

             6.     Selected Consolidated Financial Data........................................................ 14

             7.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................................... 15

             8.     Financial Statements........................................................................ 27

             9.     Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure........................................................................ 53
PART III

             10.    Directors and Executive Officers                                                              *

             11.    Executive Compensation                                                                        *

             12.    Security Ownership of Certain Beneficial Owners and Management                                *

             13.    Certain Relationships and Related Transactions                                                *

PART IV
             14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................. 54

                           Index to Financial Statements........................................................ 26

                           Index to Schedules and Exhibits...................................................... 55

                           Signatures........................................................................... 57

      * Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                             WALL STREET DELI, INC.


                                     PART I

ITEM 1:   BUSINESS

GENERAL

      The executive headquarters and principal office of Wall Street Deli, Inc. (the "Company") are located at One Independence Plaza, Suite 100, Birmingham, Alabama 35209, telephone (205)870-0020. The Company operates a chain of quick service, delicatessen style restaurants, presently located in sixteen cities:
Atlanta, Birmingham, Chicago, Cincinnati, Cleveland, Dallas, Denver, Houston, Indianapolis, Los Angeles, Louisville, Minneapolis, Newark, Philadelphia, St. Louis, and Washington, D.C. Most of the Company's 112 stores are located in large suburban and downtown office buildings and are designed to serve the population in and around those buildings.

1998 OPERATING RESULTS

      Wall Street reported net loss of approximately $3,842,000, or $1.24 per share, in fiscal 1998 compared with a net income of approximately $63,000, or $0.02 per share, for fiscal 1997. The fiscal 1998 loss included a non-cash charge of $3.0 million related to a SFAS 121 write down. The fiscal 1997 results include a $700,000 ($500,000 or $0.15 per share, after tax) charge for corporate office relocation. Excluding SFAS 121 charges and the relocation in fiscal 1998 and 1997, respectively, earnings (loss) per share were a loss of ($0.97) in fiscal 1998 compared with earnings of $0.17 in fiscal 1997.

      Fiscal 1998 revenues were approximately $63.8 million compared with $65.5 million in fiscal 1997. The decline in revenues was primarily due to the sale of the Memphis units effective during the second quarter of fiscal 1997, combined with a 1.7 percent decline in same store sales, reflecting continuing increased competition in the Company's markets. Store management and operational difficulties in several primary markets, principally Chicago, Dallas, Denver and Los Angeles, also contributed to this decline.

      Four new stores were opened during fiscal 1998, three were converted from R.C. Cooper's stores, and eight other stores that did not meet the Company's performance goals were sold or closed. At the end of fiscal 1998, 112 Wall Street Deli stores were in operation.

      The Company converted to a new food distributor late in the third quarter this year. While this change has not occasioned any significant difference in costs, the Company believes it will provide additional flexibility for introducing new products, as well as better pricing control and improved service.

      The Company launched its national franchise program for the Wall Street Deli concept during fiscal 1998. During this first full year after the initial roll-out in late fiscal 1997, five franchise units were opened and six agreements had been signed for development in fiscal 1999. Since fiscal year end agreements for seven additional units have been signed.

      During fiscal 1998, the "Street Wraps" program, a tortilla-wrapped sandwich, was rolled out in 80 stores. These seven new menu items combine steak, chicken and/or vegetables in a warm, easy-to-hold plain or spinach-flavored flour tortilla, wrapped into a roll. Breakfast versions with steak, egg and cheese and smoked sausage, egg and cheese are also offered. Late in the fourth quarter, a "Cool Wraps" program was introduced. These three new cold wraps combine turkey, roast beef and chicken with bacon, cheese, lettuce, corn, vegetables, salsa and dressings.

      During the fourth quarter of 1998, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. The Company purchased 94,000 shares at an average cost of $3.65 per share under the fiscal 1997 fourth quarter program while 10,500 shares have been acquired under the current fiscal 1998 repurchase as of June 27, 1998, at an average of $3.76 per share under the current year program.

      A number of management and management structure changes occurred during the year, and the Company completed the process of relocating the Memphis operations center and consolidating it with the Birmingham headquarters.

RESTAURANT OPERATIONS AND MANAGEMENT

      Fiscal 1998 financial results were below expectations. However, the Company made progress toward improving operations in a number of areas, including the launch of the national franchise program, introduction of new products, improvements in corporate cost structure, completion of the store support center, and continued improvements in management information systems. Management believes the investments of financial and human resources in these programs is beginning to show positive benefits, and will enhance operating results in the future.

      Following over two years of initial pilot projects and testing, the Company embarked on a franchise program in late fiscal 1997. This year the national franchise program was officially launched. Though there have not yet been any earnings from this program, as of fiscal year-end, five franchised Wall Street Deli units were in operation, and franchise agreements for six more units had been signed. Following the end of the fiscal year, agreements for seven additional units were signed.

      Preparation for the franchise program has been undertaken with a strategy of positioning the Company for growth through franchised operations. Franchise sales and support systems were strengthened during the year with focus on design and construction, training and operations support areas. Franchise advertising targeted to operators already familiar with the restaurant industry was run in trade publications such as Nation's Restaurant News. Listings in various franchise handbooks and directories, as well as articles in trade publications about Wall Street Deli's franchise program also generated interest and inquiries.

      During the year the Company entered into an agreement with Host Marriott Services that allows Wall Street Deli franchise units to be developed in airports, travel plazas and mall locations, both in the United States and internationally, operated by Host Marriott Services. The initial unit to be developed under this agreement is in the Palm Beach International Airport in West Palm Beach, Florida. Several additional airport locations are being reviewed by Wall Street Deli and Host Marriott Services for development in fiscal 1999.

      The Company considers a major advantage of its franchise program to be the flexibility of its restaurant format to fit the requirements of a wide range of locations. Several prototypes of the Wall Street Deli "Express" unit were developed during this fiscal year. These unit designs range in size from 200 square feet to almost 2000 square feet and are suitable for the industry's "alternative" sites such as airports, hospitals, universities, malls, food courts, strip shopping centers, C-stores and selected gas stations. The first franchised Wall Street Deli unit, located in Atlanta's Hartsfield airport, is an example of an Express unit and is the highest sales volume unit in the system. Two new Wall Street Deli Express franchise units were opened during the fiscal year, one in the student union at North Texas State University in Denton, Texas and in a Texaco unit in Lake Jackson, Texas. The suburban-style unit, more like the Company's flagship Wall Street Deli units, is also capable of design flexibility for both free-standing and strip installations. In addition, the Company continues working with co-branded partners, with the Wall Street Deli concept added to date to TCBY and Taco Bell franchised operations.

      Strong emphasis on expansion through franchising is planned for the 1999 fiscal year, with a goal of 20-25 Wall Street Deli franchise units to be opened during the year. The Company has identified several key markets where there are Company-owned stores that could be sold to franchisees to support the development of multi-unit operations. A primary objective of this plan is to attract experienced multi-unit restaurant operations experience that will enhance development potential.

      Management's primary focus continues to be improvements in overall operations, both in support of Company-owned stores and in support of franchised units.

      At the very end of fiscal 1997, the Memphis corporate offices were consolidated with and relocated to Birmingham. Direct cost savings attributable to the move have been minimal, and while this undertaking certainly involved some adjustments and unavoidable disruption, the Company believes overall management efficiency has been significantly improved. Centralization of the offices has, among other things, facilitated the strengthening of the management team to more effectively address the challenges of our business today. Considerable effort has been spent under Louis Henderson's, and now Jeff Kaufman's, leadership in building a teamwork approach, based upon a clear mission and strategic goals.

      New information systems were installed during the year to provide improved store-level information to the Company's central office. The new system is expected to be an important part of managing future growth and includes significant upgrades for the Company's catering operations, especially in order entry. In fiscal 1998 the Company also began conducting several pilot tests of point of sale information systems, and will be evaluating the potential of such systems during fiscal 1999.

      Development and refinement of menus, always an important element in this business, was another principal focus in fiscal 1998. The new Street Wraps sandwich program unveiled in fiscal 1997 was introduced in 80 stores during this fiscal year, at a cost of approximately $450,000. The program has been expanded to include Cool Wraps, which is a smaller version of our Street Wraps and is served cold with cold deli meat items. The chicken specialty sandwiches introduced over the past two years, on the other hand, have yielded generally disappointing results, and may be phased out in the near future. One of the reasons for the Company's change to a new food vendor in late fiscal 1998 is the expectation that this change will provide additional flexibility for the ongoing process of testing and introducing new menu offerings. With the help of this and other initiatives, the rate of same store sales decline was reduced from 4.3% last year to 1.7% this year.

      Marketing efforts have also been stepped up. During the last quarter of fiscal 1998, a separate budget cost category for marketing was created for the first time, reflecting management's commitment to marketing as an integral element of increasing sales. Plans were made for implementation in fiscal 1999 to introduce new sandwich offerings, new breads, new soup choices and to rework the salad bar concept, with all new products to be supported with professional point of sale materials and aggressive marketing. Plans also include enhancement of the Frequent Diner program in order to track customer preferences as well as encourage repeat customers.

      During fiscal 1998, there were several management and management structure changes. In January 1998, Gary Fields, a nineteen-year veteran with the Company, was promoted to Senior Vice President, National Operations. The former structure of regional managers who reported to this senior vice president was eliminated. Instead, three very capable and experienced former store managers were promoted and now function as a team to provide direct hands-on inspection, training, trouble-shooting and problem-solving to the entire system. David Thomas also became a Senior Vice President, in charge of marketing and corporate development, with the Company's construction and design and purchasing functions also reporting to him; his experience as a former regional manager gives him the ability to better blend all these functions with store operations. On June 1, 1998, Jeff Kaufman, who was formerly Chief Operating Officer, was promoted to President and Chief Executive Officer. He replaced Louis Henderson, who held that position from February 1997 through June 1998, and guided the Company through its successful corporate office relocation and consolidation. In its letter accepting Mr. Henderson's resignation, the Board of Directors noted with gratitude his accomplishment not only of the consolidation, but also of significant progress toward profitability during this demanding transition period. The Company considers itself to have an experienced management team that with these changes will have a positive impact on profitability.

      The strategic vision today is focused primarily on growing the franchise part of our business, increasing same store sales and controlling margins. To do this, the Company continues to look at ways to be both customer and employee driven.

      Typical staffing for a flagship Wall Street Deli store includes a manager and assistant manager, and 6 to 15 other employees. Most store employees work at least 35 hours each week, which the Company considers full-time, but some part-time employees are used as appropriate.

      Store managers, as well as division and district managers are compensated on a salary plus bonus basis, with bonuses based on gross profits. Adjustments were made in this bonus program near the end of fiscal 1998, to become effective in fiscal 1999, that will include in the computation of bonuses more items that are subject to the respective individuals' and groups' responsibilities. This is one of the ways in which the Company is continuing to empower its managers to succeed and holding them accountable for results. Since most of the stores are geared to office environments, and thus to office working hours, the Company also believes that it enjoys a competitive advantage by its ability to attract and recruit employees, especially store managers, because of the absence of night and weekend store hours.

SITE SELECTION CRITERIA AND LEASING

      The Company continues to target major urban retail locations for its stores. Wall Street Deli seeks for its company store locations that have high pedestrian traffic and dense office populations in prime downtown sites in large cities. The most desirable location for these restaurants is on the ground floor of a large office building with both a lobby entrance and a street entrance. The franchise emphasis is expected to be on suburban markets while the company stores remain concentrated in urban areas. Four new stores were opened in fiscal 1998, and four are presently planned for fiscal 1999.

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

      The quick service restaurant business also remains highly competitive with respect to concept, price, location, food quality and service. While competition has historically been affected by, among other things, changes in customer taste, economic and real estate conditions, demographic trends, traffic patterns, as well as national and local competitive factors, the number of competitors is greater than ever, thus heightening the effect of all those factors.

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

SERVICE MARKS

      The Company's trade name "WALL STREET DELI" and its design were registered as a service mark on the Principal Register of the United States Patent and Trademark Office in 1993. In 1990, the Company's trade name "R.C. COOPER'S" was registered as a service mark. The service mark "SANDWICH CHEF" and design was registered on the Principal Register of the United States Patent and Trademark Office in 1974. The application for the Company's trade name "STREET WRAPS" and its design were filed in 1998, and the statutory notice period for the filing of opposition has passed, with none being filed.

EMPLOYEES

      As of June 27, 1998, the Company employed approximately 1188 persons, including 43 managerial, 22 administrative and 1123 store employees. No labor unions represent any of the Company's employees. The Company considers its relationship with employees to be good.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

      The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food to the general public through company-owned and company-operated stores. The Company does not yet have significant revenues from franchise operations, and has no operations outside the continental United States.

ITEM 2:  PROPERTIES

CORPORATE HEADQUARTERS

      The Company consolidated its corporate offices late in fiscal 1997, relocating the Memphis operations center to Birmingham, Alabama. Corporate headquarters is now housed in approximately 10,000 square feet of leased office space which includes facilities for franchise training and support, as well as for training and support for Company stores. Located near downtown Birmingham, the corporate office is less than one block from a Wall Street Deli flagship store. Management expects this facility to be adequate for the Company's corporate headquarters and store support facility for the foreseeable future.

STORE LOCATIONS

      The Company leases all of its division offices and stores. The following table shows the locations of the Company's stores by city at June 27, 1998:

                                               Number of
    City                                     Restaurants
--------------------                         -----------
Atlanta                                                5
Birmingham                                            10
Chicago                                               16
Cincinnati                                             4
Cleveland                                              3
Dallas                                                13
Denver                                                 8
Houston                                               11
Indianapolis                                           1
Los Angeles                                            6
Louisville                                             1
Minneapolis                                            1
Newark                                                 1
Philadelphia                                           6
St. Louis                                              2
Washington, D.C.                                      24
                                                     ---
                              TOTALS                 112
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

      Mr. Alan Kaufman, Chairman of the Board, and Mr. Robert Barrow, Vice Chairman of the Board, are general partners of WESCO Associates, which until February 1996 leased to the Company its executive offices and commissary in Birmingham, Alabama, and of CBK Associates, which until October 27, 1996 leased to the Company its catering offices in Memphis, Tennessee. During the Company's 1998, 1997 and 1996 fiscal years, rents paid to WESCO Associates were $0, $0 and $24,036, respectively, and rents paid to CBK Associates were $0, $12,000 and $74,712, respectively.

      Mr. Alan Kaufman, Mr. Robert Barrow, Mr. Jeffrey Kaufman, President and Chief Executive Officer, and Mr. Steve Barrow, Secretary and Vice President, are general partners in Rex Associates, which leased to the Company its former administrative offices in Memphis, Tennessee. Pursuant to the relocation of the Company's administrative offices from Memphis to Birmingham and the subsequent consolidation with the Company's executive headquarters, the lease agreement terminated effective September 30, 1997. The administrative office lease was entered into May 1994 for a term of ten years beginning September 1, 1994, and provided for an annual escalation of rents based on the consumer price index. During the Company's 1998, 1997 and 1996 fiscal years, rents paid to Rex Associates were $18,500, $69,672 and $62,690, respectively.

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

ITEM 4.1: EXECUTIVE OFFICERS

         The executive officers of the Company as of the end of fiscal 1998 were as follows:

Alan V. Kaufman             Chairman of the Board

Robert G. Barrow            Vice Chairman of the Board and Chief Financial Officer

Jeffrey V. Kaufman          President and Chief Executive Officer

Kevin D. Conaway            Treasurer and Chief Accounting Officer

David A. Thomas             Senior Vice President - National Operations

Kenneth M. Myres            Vice President and Director of Franchising

Steven G. Barrow            Vice President - Corporate Development and Secretary

         Alan V. Kaufman, age 61, was Chairman of the Board, Chief Executive Officer and President of the Company from its formation in 1966 through 1995. After the close of the 1995 fiscal year, Mr. Kaufman stepped down as President and Chief Executive Officer, and continues as its Chairman. Mr. Kaufman is the father of Jeffrey V. Kaufman.

         Robert G. Barrow, age 62, served as President and Chief Executive Officer from 1995 until February 1997, when he became Vice Chairman of the Board. He also continues as Chief Financial Officer of the Company, and has served in that capacity since 1981. Mr. Barrow was Executive Vice President from 1981 to 1995, and has been a Director of the Company since 1967. Mr. Barrow is the father of Steven G. Barrow.

         Jeffrey V. Kaufman, age 37, has been employed by the Company since 1985 and has served in the position of Executive Vice President and Chief Operating Officer since 1995. He served as Vice President-Central Region, from 1989 until his promotion to Senior Vice President-National Operations Manager in August 1992, and became President in June, 1998. Mr. Kaufman has been a Director of the Company since 1995. Mr. Kaufman is the son of Alan V. Kaufman.

         Kevin D. Conaway, age 39, joined the Company as Treasurer and Chief Accounting Officer in May, 1997. A Certified Public Accountant, Mr. Conaway was employed by Coopers & Lybrand, LLP, from 1988 to 1995, and was an independent accounting consultant prior to his employment by the Company. Mr. Conaway resigned his position subsequent to the end of fiscal 1998.

         David A. Thomas, age 39, joined the Company in 1983 and was promoted to the position of Senior Vice President-National Operations effective June 1997. He served as the Company's division manager for Washington, D.C. from 1984 until his appointment in 1992 to Vice President-Eastern Region.

         Kenneth Myres, age 46, joined the Company as Vice President and Director of Franchising in May of 1997. He was Vice President of Franchise Development for Metromedia Restaurant Group, Inc. from 1985 to 1996. Mr. Myres resigned his position subsequent to the end of fiscal 1998.

         Steven G. Barrow, age 33, was the Company's Director of Information Systems from 1993 until May 1997, when he was named Vice President-Corporate Development. Mr. Barrow has also served as the Company's corporate Secretary since 1993. Following the close of fiscal 1998 he became Vice President - Information Systems. He was Senior Systems Analyst for M.S. Carriers from 1992 to 1993 and worked for the Company on a part-time basis in various capacities related to information systems from 1988 until 1992. Mr. Barrow is the son of Robert G. Barrow.

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

FISCAL 1997                                     High                    Low
                                                ----                    ---
Quarter Ended September 28, 1996               6 1/4                  4 3/4
Quarter Ended December 28, 1996                5 7/8                  4 3/4
Quarter Ended March 29, 1997                   5 1/4                  4 1/8
Quarter Ended June 28, 1997                    4 3/8                  3 7/8

FISCAL 1998                                     High                     Low
                                                ----                     ---
Quarter Ended September 27, 1997               4                      3  1/2
Quarter Ended December 27, 1997                3 5/8                  3  1/4
Quarter Ended March 28, 1998                   3 3/4                  3 9/16
Quarter Ended June 27, 1998                    5 1/4                  4 1/16

         On September 15, 1998, there were approximately 355 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders.

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

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years in the period ended June 27, 1998 and as of June 27, 1998, June 28, 1997, June 29, 1996, July 1, 1995 and July 2,
1994. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company, which have been audited by BDO Seidman, LLP, independent Certified Public Accountants, as indicated in their report included elsewhere herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this report.

                                     1998(1)          1997(2)          1996(3)           1995(4)         1994
                                     ----             ----             ----              ----            ----
Net sales                         $63,780,406      $65,453,642      $69,399,058       $68,228,119     $58,858,043

Net income (loss)                 $(3,842,430)     $    62,822      $(2,457,706)      $  (921,011)    $ 1,956,807

Basic and Diluted
   earnings (loss) per
   common share                   $     (1.24)     $       .02      $      (.72)      $      (.27)    $       .58

Average shares outstanding          3,094,762        3,254,908        3,407,874         3,422,701       3,381,892

Total assets                      $19,862,808      $23,065,627      $25,668,894       $29,163,709     $26,669,807

Stockholders' equity              $12,716,924      $16,936,508      $18,229,590       $20,653,157     $21,485,457

Return on average
   stockholders' equity                 (25.9)%            0.4%           (12.6)%            (4.4)%           9.6%

Return on average assets                (17.9)%            0.3%            (9.0)%            (3.3)%           8.0%

Stores in operation at
    year-end                              112              116              124               128             122

1. Net loss included a non-cash charge of $3.0 million taken as an operating expense related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

2. In June 1997, the Company relocated its administrative offices from Memphis, Tennessee to Birmingham, Alabama and consolidated them with its executive headquarters in order to centralize the marketing and franchise operations and establish a store support center. In connection therewith a charge of $0.7 million was taken as an operating expense.

3. Net loss included a non-cash charge of $4.7 million taken as an operating expense related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

4. During the fourth quarter of fiscal 1995, the Company formally adopted a plan to close 11 existing stores and its commissary locations. In connection therewith a charge of $3.2 million to implement the plan was recognized as an operating expense.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of operations.

Forward Looking Statements. The statements in this Form 10-K that are not historical fact are forward looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including, among others, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, weather conditions and seasonal effects, the uncertainties of new products and programs, and recent changes in management. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and reflect only management's belief and expectations based upon presently available information. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of income.

                                                              Fiscal Year Ended
                                                    ------------------------------------
                                                    JUNE 27,      JUNE 28,      JUNE 29,
                                                      1998          1997          1996
                                                    --------      --------      --------
Net sales                                              100.0%        100.0%        100.0%
Cost of sales                                           90.3          88.9          89.3
                                                    --------      --------      --------
Gross profit                                             9.7          11.1          10.7
Administrative and general                              10.8          11.6          10.1
Impairment of long-lived assets                          4.7            --           6.8
Operating income (loss)                                 (5.8)          (.5)         (6.2)
Other income (expenses)
  (Interest expense) and other income, net              (0.2)           .6            .4
                                                    --------      --------      --------
Income (loss) before taxes (benefit) on income          (6.0)           .1          (5.8)
Taxes (benefit) on income                                 --            --          (2.2)
                                                    --------      --------      --------
Net income (loss)                                       (6.0)%          .1%         (3.6)%
                                                    ========      ========      ========

FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales

      Net sales decreased approximately $1,673,000 or 2.6 percent from fiscal 1997, primarily due to an approximate 1.7 percent decline in same store sales and the sale of the Memphis division during the second quarter of fiscal 1997. Net sales from the Memphis division were approximately $1,551,000 in fiscal 1997. During fiscal 1998, the Company opened four new stores, and sold or closed eight stores that were not meeting performance goals.

      At June 27, 1998, the Company had 95 Wall Street Deli "flagship" restaurants and 17 other stores, compared to 93 and 23, respectively, at June 28, 1997. Stores categorized as "other" do not meet the criteria of flagship restaurants generally due to location and store size. Through fiscal 1997, the Company recorded net sales from the "other" group (which included the few remaining R.C. Cooper's units and off-premises catering sales) separately from its flagship restaurants, primarily because of the significant variance in sales volume between the two groups. The number of stores in the "other" group continues to decrease and the Company now considers these groupings to have lost any material significance and no longer records separate financial information based on store concept.

      Average annual sales per store for all stores were approximately $565,000 and $551,000 in fiscal year 1998 and 1997, respectively. The increase in average annual sales per store reflects primarily the continuing change in the mix of store types from other concepts to flagship restaurants.

      Same store sales in fiscal 1998 declined 1.7 percent as compared to fiscal 1997. Although management believes "Street Wraps" did not have a significant effect on net sales, it serves as an alternative product. Management believes this negative effect on same store sales is generally attributable to the continuing pressures of competition in expansion and marketing by competitors, combined with management and operating difficulties in some cities.

      As in prior years, the Company continued during fiscal 1998 to implement pricing adjustments and price changes that were not significant on an overall basis, and considers price changes in products sold to have had, in the aggregate, an immaterial effect on sales in the current year.

      During the fourth quarter of fiscal 1997 the Company announced the initiation of a franchise program for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products. Five franchised stores were opened and operating at June 27, 1998. Franchise agreements for six additional units were also signed prior to fiscal year end. Subsequent to year end, agreements for seven additional units have been signed. Initial franchise fees and royalty payments were not significant in 1998.

      The Company historically has experienced lower sales in the second fiscal quarter of each year due to the number of holidays in the months of October, November and December. This seasonal effect has a negative impact on sales because the Company's stores are generally located in or near office buildings.

Cost of Sales

      Cost of sales as a percent of net sales increased in fiscal 1998 to 90.3 percent from 88.9 percent in fiscal 1997. The major components of cost of sales are set out below:

                          Fiscal 1998         % of Sales        Fiscal 1997       % of Sales
                         -------------        ----------       -------------      ----------
Food/Paper               $  22,414,460           35.1%         $  23,020,494         35.2%
Labor                       14,496,226           22.7             14,917,950         22.8
Store Expenses              20,663,103           32.4             20,219,542         30.9
                         -------------           ----          -------------         ----
                         $  57,573,789           90.3%         $  58,157,986         88.9%
                         =============           ====          =============         ====

      The modest decrease in total food/paper cost of 0.1 percent as a percentage of net sales reflects continued efforts toward improving operational efficiencies. Late in the third fiscal quarter of 1998, the Company changed its single source food vendor; this change has not resulted in any significant effect on cost, but is expected over the longer term to further the objectives of improvements in service, additional new product flexibility, and pricing and inventory control.

      Labor costs as a percent of net sales decreased 0.1 percent due to a 0.6 percent decrease in average store manager salaries, offset by a 0.5 percent increase in aggregate hourly wages. The federal minimum wage increase, effective September 1, 1997, has not had a material effect on fiscal 1998 labor costs.

      Store expenses as a percent of net sales increased 1.5 percent. Significant store expenses are fixed costs and, on a percentage basis, are adversely affected by the decrease in same store sales. Restaurant supplies and promotional expenses increased 0.1 and 0.4 percent, respectively, primarily due to the implementation of new products, particularly the "Street Wraps" program. Other store expenses that increased as compared to the previous annual period included rent- operating expenses (0.1 percent), percentage rent (0.3 percent), taxes and licenses (0.1 percent), depreciation (0.1 percent), amortization (0.2 percent) and register rental (0.1 percent).

Administrative and General Expenses

      Administrative and general expenses decreased approximately $683,000, or
9.0 percent to approximately $6,904,000 for fiscal 1998 from approximately $7,587,000 in fiscal 1997. In June 1997, the Company recorded a charge of approximately $700,000 related to the relocation of its administrative offices from Memphis to Birmingham and the subsequent consolidation with the Company's executive headquarters. This move established a store support center and centralized the operations and administrative functions. Excluding the non-recurring cost related to this relocation and consolidation, administrative and general expenses increased approximately $17,000 in fiscal 1998 as compared to the prior fiscal year.

Impairment of Long-Lived Assets

      As discussed in Note 4 of the Notes to the Consolidated Financial Statements, the Company recorded an initial, non-cash charge upon adoption of SFAS No. 121 in 1996. Historically, the Company had evaluated and measured its store properties for impairment by groups on a regional basis to determine if the region was operating at a loss or was expected to operate at a loss in the future. As a result of adopting SFAS No. 121, the Company now evaluates and measures for impairment on an individual store basis. During 1998, events and circumstances indicated that certain equipment, fixtures and leasehold improvements associated with ten under-performing stores, accounting for approximately 9 percent of all Company stores, were impaired. Accordingly, the Company recorded a pre-tax charge in the fourth quarter of 1998 amounting to approximately $3.0 million to adjust the carrying value of these assets to their estimated fair market value and to provide for associated disposal liabilities. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly. The charge represented approximately 19 percent of the total carrying amount of long-lived assets. The reduced carrying amount of assets was then expected to reduce 1999 depreciation and amortization by approximately $450,000. Also, because the Company now evaluates each store for impairment, future charges are reasonably possible as estimates of future cash flows change. These charges will generally arise as estimates used in the evaluation and measurement of impairment upon adoption of SFAS No. 121 are refined based on new information or as a result of future events or changes in circumstances that cause other stores to be impaired. Also, any future expenditures for impaired stores that would otherwise be capitalized will have to be immediately evaluated for recoverability.

      The adoption of SFAS No. 121, as well as its ongoing application, has and will generally result in lower closure costs or increased gains for impaired stores that are closed or sold, respectively.

Sale of Memphis Division

      Effective October 27, 1996, the Company sold the operating assets of its Memphis division. This sale decreased net sales approximately $1,551,000 as compared to fiscal 1997.

Interest Expense, Net

      In fiscal 1998, the Company had net interest expense of approximately $227,000 compared to net interest expense of approximately $47,000 in fiscal 1997. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.41 percent at June 27, 1998) or the bank's quoted cost of funds plus 175 basis points (8.4 percent at June 27, 1998). The Company had approximately $2,005,000 outstanding against this line at June 27, 1998 as compared to approximately $983,000 at June 28, 1997. The Company also paid approximately $51,000 in interest due to amended tax return filings in 1998. The interest expense for fiscal 1998 of approximately $227,000 was offset by $30,000 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

Taxes (Benefit) on Income

      The Company did not recognize an income tax benefit from losses incurred in fiscal 1998. A valuation allowance of $1,437,000 was established against deferred tax assets created by the impairment charge recognized in the fourth quarter and from tax benefits generated from current year losses, reducing the Company's effective tax to 0.0 percent. Realization of deferred tax assets associated with equipment and improvements and with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income to utilize depreciation deductions on impaired long-lived assets and net operating loss and credits carryforwards prior to their expirations. Management believes there is risk that certain of these deferred tax assets may not be realized and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. The Company provided for income taxes of $26,000 for fiscal 1997 with an effective tax rate of 29.3 percent.

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

      Components of the Company's net sales and the respective percentages of total sales for those components for the fiscal years 1997 and 1996, in the categories used by the Company for the past several years, are shown in the schedule below:

                       Total Sales                        Total Sales
     Concept           Fiscal 1997      % of Total        Fiscal 1996     % of Total
-----------------      -----------      ----------        -----------     ----------
Wall Street Deli       $61,913,503         94.6%          $58,962,226        85.0%
R. C. Cooper's           2,370,367          3.6             7,114,922        10.3
Catering                 1,169,772          1.8             3,321,910         4.7
                       -----------        -----           -----------       -----
Total                  $65,453,642        100.0%          $69,399,058       100.0%
                       ===========        =====           ===========       =====

      Fiscal 1997 was the last year in which the Company separately tracked sales information for the R.C. Cooper's concept and catering. The Company has been closing or converting R.C. Cooper's restaurants for several years, and at the end of fiscal 1997 had only five R.C. Cooper's restaurants remaining. The catering sales reported above as a separate component of sales consists only of the off premises catering operations from the Memphis division, which accounted for the majority of such sales and which was sold in the second quarter of fiscal 1997, and the off premises operation in the Washington, D.C. division. All other catering sales are made from the restaurants and are not separately reported but included in the Wall Street Deli and R.C. Cooper's sales information above.

      The steadily decreasing sales attributable to the R.C. Cooper's units and off premises catering, both in absolute dollars and as percentages of total sales, reflects the change in the Company's store concept mix during the last several years as the Wall Street Deli concept continued to predominate. The Company considers these other groupings now to have lost any material significance to an understanding of the Company's business.

      Primarily because of the variation in sales volume between the Wall Street Deli "flagship" restaurant style and the "other" Wall Street Delis, the Company continued to record sales data separately for these two types or groups. Beginning in fiscal 1998, the Company planned to include sales information from the R.C. Cooper's units in the "other" category. The following table sets forth the Company's average annual sales per store by current concept group and for all stores, and the same store sales comparisons for stores open the entire twelve months of fiscal 1997 and 1996, respectively.

                                      Average Annual                Same Store Sales
                                      Sales Per Store            Change From Prior Year
                                 ------------------------        ----------------------
                                   1997             1996           1997          1996
                                 --------        --------        --------       -------
Wall Street Deli Flagships       $610,891        $642,824            (4.8)%        (5.5)%
Wall Street Deli Other           $319,843        $366,487            (0.1)%        (3.6)%
R.C. Cooper's                    $387,979        $246,353            (3.2)%        (3.3)%
All Stores                       $551,432        $532,395            (4.3)%        (5.1)%

      Average annual sales per store as shown above were computed retroactively on the basis of current concept grouping, reflecting in some instances conversions of R.C. Cooper's stores to Wall Street Deli stores. The Memphis division sale included one Wall Street Deli Flagship store, two Wall Street Deli Other stores and seven R.C. Cooper's stores with approximate fiscal 1996 average annual sales per store of $242,000, $282,000 and $139,000, respectively. This transaction therefore created a significant increase in average annual sales per store for the five R.C. Cooper's stores remaining at fiscal 1997 year end.

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

Cost of Sales

      Cost of sales as a percentage of net sales decreased in fiscal 1997 to
88.9 percent from 89.3 percent in fiscal 1996. The major components of cost of sales for the last two years are set out below:

                                    Fiscal 1997         % of Sales        Fiscal 1996       % of Sales
                                   -------------        ----------       -------------      ----------
Food/Paper                         $  23,020,494           35.2%         $  24,160,921          34.9%
Commissary                                    --             --                789,190           1.1
                                   -------------           ----          -------------          ----
Total Food/Paper/Commissary           23,020,494           35.2             24,950,111          36.0
Labor                                 14,917,950           22.8             16,156,153          23.3
Store Expenses                        20,219,542           30.9             20,852,569          30.0
                                   -------------           ----          -------------          ----
                                   $  58,157,986           88.9%         $  61,958,833          89.3%
                                   =============           ====          =============          ====

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

IMPACT OF INFLATION

      Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related annual increases in the minimum wage have historically increased the Company's labor costs. In August 1996, legislation was enacted to increase the minimum wage from $4.25 per hour to $4.75 on October 1, 1996, and further to $5.15 effective September 1, 1997. Approximately 66 employees were affected by the September 1997 minimum wage increase. Construction costs have also increased to developers who lease space to the Company. Developers have in turn increased and may continue to increase rents for Company stores. In addition, most of the leases for Company stores contain rent escalation clauses based upon cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

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

      At 1998 fiscal year end, the ratio of the Company's current assets to current liabilities was .48 to 1.00, as compared to a current ratio of .51 to
1.00 at 1997 fiscal year end. This change reflects the Company's use in 1998 of available cash for acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long term debt.

      The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were approximately $3,283,000, $2,993,000 and $3,990,000 for fiscal years 1998, 1997 and 1996, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1999 will be approximately $1,650,000. During the fourth quarter of 1998, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. The Company purchased 94,000 shares at an average cost of $3.65 per share under the fiscal 1997 fourth quarter repurchase program while 10,500 shares had been acquired as of June 27, 1998, at an average cost of $3.76 per share under the fiscal 1998 fourth quarter program. During fiscal 1998, a total of 104,500 shares were purchased at an acquisition cost of approximately $382,000.

       The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash generated from operations totaled approximately $2,168,000, $3,426,000 and $4,944,000 for fiscal years 1998, 1997 and 1996, respectively. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. As of the end of the second quarter of fiscal 1998, the Company's debt service coverage ratio was 1.21, which was less than the 1.30 then required by the Credit Agreement. The lender waived compliance with the debt service coverage ratio covenant for the 1998 second fiscal quarter and reduced the debt service coverage ratio from 1.30 to 1.15 for the fiscal quarters ended March 28, 1998 and June 27, 1998. At June 27, 1998, the Company's debt service coverage ratio was 1.29. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented as needed by additional bank borrowings.

IMPACT OF YEAR 2000

      The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The problem is complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail. The Company is utilizing internal and external resources in an attempt to identify and correct, or reprogram, all systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by mid-1999, allowing adequate time for testing. The Company's sales reporting and inventory system was developed internally, and will need modifications which are scheduled for completion in January 1999. Management considers these modifications to involve a moderate effort and expects to use internal resources for completion. All computer hardware and other electronic equipment is currently undergoing compliance testing. The Company has budgeted $40,000 for installation and training of the upgraded systems. Due to the fact that most of the Company's computer and telecommunications equipment are relatively new, the costs to bring it into compliance are not expected to result in material expenditures. The Company believes its Year 2000 plans are sufficient, but will develop contingency plans as needed in the future.

NEW ACCOUNTING PRONOUNCEMENTS

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

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which amends the disclosure requirements of the following FASB
Statements: SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting of Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not affect the recognition and measurement requirements of those Statements, but standardizes disclosure requirements to the extent practicable and suggests combined formats for presentation of pension and other postretirement benefit disclosures.

      SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to evaluate fully the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

      In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

      SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 2, 2000 to affect its financial statements.


ITEM 8:   FINANCIAL STATEMENTS

      The following financial statements are contained at pages 27 through 52 of this report:


                                                                                                               Page
                                                                                                               ----
         Report of Independent Certified Public Accountants..................................................... 27
         Consolidated Financial Statements for Years ended June 27, 1998, June
                  28, 1997 and June 29, 1996:
                  Consolidated Balance Sheets - June 27, 1998 and June 28, 1997................................. 28
                  Consolidated Statements of Operations......................................................... 30
                  Consolidated Statements of Stockholders' Equity............................................... 31
                  Consolidated Statements of Cash Flows......................................................... 32

         Summary of Accounting Policies......................................................................... 34
         Notes to Consolidated Financial Statements............................................................. 40
         Selected Quarterly Financial Data (unaudited) (appearing at Note 11 of the Notes to Consolidated Financial Statements)............................................ 52

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Wall Street Deli, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Wall Street Deli, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Deli, Inc. and subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.




Memphis, Tennessee
August 7, 1998

                                                    CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                              JUNE 27, 1998           June 28, 1997
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash and cash equivalents                                 $    409,044            $    490,058
     Accounts and notes receivable (Note 1)                       1,319,436               1,055,924
     Inventories                                                    583,405                 684,280
     Refundable income taxes                                        333,411                      --
     Deferred tax assets (Note 5)                                   570,000                 624,000
     Prepaid expenses and other                                     242,659                 263,129
----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              3,457,955               3,117,391
---------------------------------------------------------------------------------------------------

EQUIPMENT AND IMPROVEMENTS (Note 4)
     Equipment and fixtures                                      19,674,714              18,258,482
     Leasehold improvements                                      16,319,331              15,905,021
---------------------------------------------------------------------------------------------------

                                                                 35,994,045              34,163,503

Less accumulated depreciation and amortization                  (22,973,956)            (18,035,661)
---------------------------------------------------------------------------------------------------

NET EQUIPMENT AND IMPROVEMENTS                                   13,020,089              16,127,842
---------------------------------------------------------------------------------------------------

OTHER
     Cash surrender value of insurance ($3,174,495 and
         $3,273,638 face amount) on officers' lives                 781,362                 718,165
     Long-term portion of notes receivable (Note 1)                 211,402                 453,229
     Deferred tax assets (Note 5)                                 2,392,000               2,649,000
---------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                3,384,764               3,820,394
---------------------------------------------------------------------------------------------------

                                                               $ 19,862,808            $ 23,065,627
===================================================================================================

                                                   CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                                JUNE 27, 1998           June 28, 1997
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable (Note 2)                                      $  2,004,810            $  1,005,400
     Accounts payable                                               1,582,901               1,267,758
     Accruals:
         Taxes other than income                                      572,800                 546,073
         Compensation                                                 818,765                 755,240
         Rent                                                       1,018,824                 781,545
         Workers' compensation                                        781,145                 742,242
         Corporate relocation (Note 10)                                    --                 532,121
         Miscellaneous                                                366,839                 498,740
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           7,146,084               6,129,119
-----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 3)
     Common stock, $.05 par - shares authorized
         20,000,000; issued 3,414,802 and 3,413,777                   170,740                 170,689
     Additional paid-in capital                                    10,787,369              10,782,448
     Retained earnings                                              3,523,082               7,365,512
-----------------------------------------------------------------------------------------------------

                                                                   14,481,191              18,318,649

Treasury stock, at cost, 368,325 and 263,825 shares                (1,764,467)             (1,382,141)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         12,716,724              16,936,508
-----------------------------------------------------------------------------------------------------


                                                                 $ 19,862,808            $ 23,065,627
=====================================================================================================


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                          Year ended
                                                      ---------------------------------------------------
                                                       JUNE 27, 1998      June 28, 1997     June 29, 1996
---------------------------------------------------------------------------------------------------------

NET SALES                                               $ 63,780,406       $ 65,453,642      $ 69,399,058
---------------------------------------------------------------------------------------------------------

COST OF SALES
     Food and paper costs                                 22,414,460         23,020,494        24,160,921
     Direct labor                                         14,496,226         14,917,950        16,156,153
     Other operating expenses                             20,663,103         20,219,542        21,641,759
---------------------------------------------------------------------------------------------------------

TOTAL COST OF SALES                                       57,573,789         58,157,986        61,958,833
---------------------------------------------------------------------------------------------------------

GROSS PROFIT                                               6,206,617          7,295,656         7,440,225

ADMINISTRATIVE AND GENERAL                                 6,904,235          7,586,774         7,005,218
IMPAIRMENT OF LONG-LIVED ASSETS (Note 4)                   2,999,642                 --         4,712,562
---------------------------------------------------------------------------------------------------------

OPERATING LOSS                                            (3,697,260)          (291,118)       (4,277,555)
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
     Gain on disposal of leasehold improvements
         and equipment                                        14,127            204,361           369,573
     Interest expense                                       (226,795)          (129,075)         (245,752)
     Interest income                                          30,218             81,986            57,714
     Other income - net                                       37,280            222,668           101,814
---------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                          (145,170)           379,940           283,349
---------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES (BENEFIT) ON INCOME            (3,842,430)            88,822        (3,994,206)

TAXES (BENEFIT) ON INCOME (Note 5)                                --             26,000        (1,536,500)
---------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $ (3,842,430)            62,822        (2,457,706)
=========================================================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
     SHARE (NOTES 2 AND 6)                              $      (1.24)      $        .02      $       (.72)
=========================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                       Common Stock                                                         Treasury Stock
                                 -------------------------                                             -----------------------
                                     Number                       Additional                            Number
                                         of                          Paid-in           Retained             of
                                     Shares         Amount           Capital           Earnings         Shares        Amount
------------------------------------------------------------------------------------------------------------------------------

BALANCE, July 1, 1995             3,403,354       $170,168    $   10,733,141        $ 9,760,396          1,075     $    10,548

Net loss for the year                    --             --                --         (2,457,706)            --              --
Exercise of stock options             7,689            384            33,755                 --             --              --
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 29, 1996            3,411,043        170,552        10,766,896          7,302,690          1,075          10,548

Net income for the year                  --             --                --             62,822             --              --
Exercise of stock options             2,734            137            15,552                 --             --              --
Treasury stock acquired                  --             --                --                 --        262,750       1,371,593
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 28, 1997            3,413,777        170,689        10,782,448          7,365,512        263,825       1,382,141

Net loss for the year                    --             --                --         (3,842,430)            --              --
Exercise of stock options             1,025             51             4,921                 --             --              --
Treasury stock acquired                  --             --                --                 --        104,500         382,326
------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 27, 1998            3,414,802       $170,740    $   10,787,369        $ 3,523,082        368,325     $ 1,764,467
==============================================================================================================================

      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                                Year ended
                                                          -------------------------------------------------------
                                                               JUNE 27, 1998      June 28, 1997     June 29, 1996
-----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income (loss)                                           $(3,842,430)       $    62,822       $(2,457,706)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating
        activities:
           Impairment of long-lived assets                         2,999,642                 --         4,712,562
           Depreciation and amortization                           3,647,079          3,464,330         3,490,447
           Gain on sale of property and
               equipment                                             (14,127)          (369,182)         (369,573)
           Deferred income taxes                                     311,000           (275,000)       (1,343,500)
           Provision for loss on accounts and
           notes receivable                                          114,022              1,950           167,193
           Changes in operating assets and liabilities:
                  Receivables                                       (582,880)           579,508           137,498
                  Inventories                                        100,875            (46,483)          373,694
                  Refundable income taxes                           (333,411)           239,670          (118,941)
                  Prepaid expenses and other                          20,470             15,603           774,062
                  Accounts payable                                   315,143           (450,863)         (154,808)
                  Accruals                                          (567,588)           203,502          (266,440)
-----------------------------------------------------------------------------------------------------------------

Cash provided by operating activities                              2,167,795          3,425,857         4,944,488
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Payments for purchase of equipment
        and improvements                                          (3,282,982)        (2,992,719)       (3,990,107)
     Proceeds from sale of equipment
        and improvements                                             308,141            599,193           338,101
     Net collections on notes receivable                             167,173            397,461           296,394
     Increase in cash surrender value of insurance
        on officers' lives                                           (63,197)          (110,824)          (11,787)
-----------------------------------------------------------------------------------------------------------------

Cash used by investing activities                                 (2,870,865)        (2,106,889)       (3,367,399)
-----------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                                Year ended
                                                          -------------------------------------------------------
                                                               JUNE 27, 1998     June 28, 1997     June 29, 1996
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net borrowings (payments) under line of
         credit                                                    $ 999,410       $(1,494,600)      $  (650,000)
     Proceeds from exercise of stock options                           4,972            15,689            34,139
     Acquisition of treasury stock                                  (382,326)       (1,232,843)               --
----------------------------------------------------------------------------------------------------------------

Cash provided (used) by financing activities                         622,056        (2,711,754)         (615,861)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH FOR THE
     PERIOD (Note 7)                                                 (81,014)       (1,392,786)          961,228

CASH AND CASH EQUIVALENTS, beginning of period                       490,058         1,882,844           921,616
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                           $ 409,044       $   490,058       $ 1,882,844
================================================================================================================

         See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


NATURE OF BUSINESS         The Company owns and operates delicatessen-style
                           restaurants which are located primarily in office buildings or in high foot traffic retail or business complexes, primarily in central business districts of large metropolitan cities throughout the United
                           States. The Company also provides limited catering services in those cities in which its restaurants are located.

PRINCIPLES OF              The consolidated financial statements include the
CONSOLIDATION              accounts of the Company and its wholly-owned
                           subsidiaries. All material intercompany accounts and transactions are eliminated.

USE OF ESTIMATES           Certain estimates used by management are particularly
                           susceptible to significant changes in the economic environment. These include estimates of the realization of long-lived assets and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the consolidated financial statements and the effect of such differences could be material.
                           Management believes that, as of August 7, 1998, the estimates used in the consolidated financial statements are adequate based on the information currently available. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR The Company operates on a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year. All fiscal year periods presented include 52 weeks.

FAIR VALUE OF              The carrying amounts of the Company's financial
FINANCIAL                  instruments, consisting of cash and cash
INSTRUMENTS                equivalents, notes and accounts receivable, cash
                           surrender value of life insurance, accounts payable and notes payable approximate their respective fair values.

INVENTORIES                Inventories of food and restaurant supplies are
                           valued at the lower of cost (first-in, first-out) or market. Maintenance and office supplies are not inventoried.

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


EQUIPMENT,                 Equipment and improvements are stated at cost.
IMPROVEMENTS,              Depreciation of equipment is computed using the
DEPRECIATION AND           straight-line method for financial reporting
AMORTIZATION               purposes over a seven year estimated useful life.

                           Leasehold improvements are amortized using the straight-line method for financial reporting purposes over the lesser of the useful life of the improvements or the term of the applicable lease.

                           As discussed in Note 4, the Company adopted
                           Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), in 1996 for purposes of determining and measuring impairment of certain long-lived assets.

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

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


                           Management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

REVENUE RECOGNITION        In connection with its business activity of selling
                           individual and area franchises, the Company has no significant commitments or obligations resulting from the franchise agreements. The Company recognizes income from area franchise sales in accordance with Statement of Financial Accounting
                           Standards No. 45. Franchise agreements with franchisees provide for initial franchise fees and continuing royalty payments to the company based on a percent of sales. The Company generally charges an initial franchise fee for each new franchised store that is added. These fees are recognized ratably when substantially all the services required of the Company are complete and the stores covered by such agreements commence operations.

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

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


                           85% of the prevailing market rate on the offering date. The Company makes no charge to earnings with respect to these options.

                           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. As allowed under the provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (see Note 3).

EARNINGS PER SHARE         Effective June 27, 1998, the Company adopted the
                           provisions of Statement of Financial Accounting
                           Standards No. 128, "Earnings Per Share" ("SFAS
                           128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion NO. 15, "Earning Per Share", as the presentation of "Primary" and "Fully-Diluted"
                           EPS under APB 15 is replaced by "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted
                           EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock, or result in the issuance of common stock that then shares in the earnings of the Company.


                           In accordance with the provisions of SFAS 128, earnings per share amounts for the years ended June 28, 1997 and June 29, 1996 have been recalculated to give effect to the application of this new standard. The effect of this restatement had no material effect on either year.

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


NEW ACCOUNTING             In June 1997, the Financial Accounting Standards
PRONOUNCEMENTS             Board issued Statement of Financial Accounting
                           Standards No. 130, "Reporting Comprehensive Income"
                           ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

                           In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which amends the disclosure requirements of the following FASB Statements: SFAS No. 87, "Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting of Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 does not affect the recognition and measurement requirements of those Statements, but standardizes disclosure requirements to the extent practicable and suggests combined formats for presentation of pension and other postretirement benefit disclosures.

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


                           SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to evaluate fully the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

                           In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

                           SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 4, 1999 to affect its financial statements.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.  ACCOUNTS AND        Accounts and notes receivable consist of the following:
    NOTES RECEIVABLE

                                                           JUNE 27,        June 28,
                                                               1998            1997
                      =============================================================
                       Accounts receivable            $   1,262,505   $     749,625
                       Notes receivable                     333,530         579,105
                       Other receivables                    420,001         350,001
                      -------------------------------------------------------------

                                                          2,016,036       1,678,731

                       Less allowance for doubtful
                           accounts                        (485,198)       (169,578)
                      -------------------------------------------------------------

                                                          1,530,838       1,509,153

                       Less non-current portion of
                           notes receivable                (211,402)       (453,229)
                      -------------------------------------------------------------

                                                      $   1,319,436   $   1,055,924
                      =============================================================


                      The Company's notes receivable generally arise from sales of equipment in connection with store closings, bear interest at rates ranging from 7% to 12%, are repayable monthly and are due at various dates through January 2003. The notes are collateralized by store equipment.

                      Activity in the allowance for possible losses is summarized as follows:


                                                   JUNE 27,     June 28,     June 29,
                      Year ended                       1998         1997         1996
                      ===============================================================
                      Balance, at beginning
                          of period               $ 169,578    $ 167,628    $ 244,801
                      Charged to expense            428,927      106,892      167,193
                      Uncollected balances
                          written off, net of
                          recoveries               (113,307)    (104,942)    (244,366)
                      ---------------------------------------------------------------

                      Balance, at end of period   $ 485,198    $ 169,578    $ 167,628
                      ===============================================================

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2. NOTES PAYABLE        Notes payable consists of:


                                                                             JUNE 27,        June 28,
                                                                                 1998            1997
                        ===============================================================================

                        $7,500,000 unsecured revolving line
                            of credit with bank, borrowings
                            payable on demand, bearing
                            interest at lower of either (i) the
                            30-day LIBOR rate plus 175 base
                            points (7.41% at June 30, 1998),
                            or (ii) the quoted cost of funds
                            rate plus 175 base points (8.4%
                            at June 30, 1998), maturing                 $   2,004,810   $     982,936
                            October 1998

                            Other, repaid in 1998                                   -          22,464
                        -------------------------------------------------------------------------------

                        Notes payable                                   $   2,004,810   $   1,005,400
                        ===============================================================================


                        The maximum amount of short-term borrowings outstanding during the years ended June 27, 1998, June 28, 1997 and June 29, 1996 were $4,383,000, $2,878,000 and
                        $3,800,000, respectively. Such borrowings averaged approximately $2,457,000 in 1998, $1,824,000 in 1997 and
                        $3,283,000 in 1996, with a weighted average interest rate of 7.17%, 7.08% and 7.21%, respectively, for such periods. The weighted average interest rate was calculated by dividing the related interest expense by the average short-term borrowings outstanding during the respective periods.

                        The Company's unsecured line of credit contains covenants that require, among other things, that the Company maintain specified levels of adjusted tangible net worth and debt service coverage ratios. The line of credit agreement also restricts additional indebtedness, capital expenditures and declaration and payment of dividends.

                        On December 27, 1997, the Company was not in compliance with its debt service coverage ratio covenant and accordingly, had received

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                        waivers and amendments to such covenant from its lender for periods up to and including June 27, 1998. Additionally, the Company is in the process of seeking and expects to receive future relief from this covenant covering periods through October 31, 1998, the date the line of credit expires. There can be no assurance that the Company will obtain such waiver or require additional waivers in the future or if required, that the lender will grant them.

                        Management expects, in accordance with the terms of the line of credit agreement, to extend the expiration date from October 31, 1998 to October 31, 1999. In the event it is not extended, management believes there are a number of viable refinancing alternatives.

3.   STOCKHOLDERS'      The Company maintains an incentive stock option plan
     EQUITY             under which officers, employees and directors may be
                        granted options to purchase shares of the Company's common stock at the grant date fair market value.
                        Options are generally exercisable upon issuance and expire up to five years from the date granted.


                                                             JUNE 27, 1998            June 28, 1997          June 29, 1996
                                                         ===================================================================
                                                                    WEIGHTED-                 Weighted              Weighted
                                                                      AVERAGE                  average               average
                                                                     EXERCISE                 exercise              exercise
                                                         SHARES         PRICE     Shares         price    Shares       price
                       -----------------------------------------------------------------------------------------------------
                       Options outstanding,
                           beginning of                   338,400         7.05    238,550         8.38    178,850       9.39
                           period
                       Options granted                     75,100         3.92    133,200         4.55     72,600       5.99
                       Options exercised                        -            -          -            -     (5,400)      6.22
                       Options canceled                  (109,300)        7.89    (33,350)        6.50     (7,500)     11.02
                       -----------------------------------------------------------------------------------------------------

                       Options outstanding,
                           end of period                  304,200         5.84    338,400         7.05    238,550       8.38

                       Option price range at              $ 3.38 to               $ 4.00 to               $ 5.25 to
                           end of period                  $13.06                  $13.06                  $13.06

                       Options available for
                           grant at end of
                           period                         68,950                  34,750                  134,600
                       -----------------------------------------------------------------------------------------------------

                       Weighted-average fair
                           value of options,
                           granted during
                           the period                                  $  1.17                $   1.58               $  1.90
                       =====================================================================================================

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        At June 27, 1998, 373,150 shares were reserved for issuance under the plan.

                        The Company also maintains an Employee Stock Purchase Plan which covers full-time employees which meet certain defined employment requirements. A maximum of 142,500 shares may be issued under the plan, and the employees' purchase price is the greater of 85 percent of the fair market value of the stock on the date of grant or 85 percent of the Company's cost to acquire stock for issuance under the plan. Rights to acquire shares expire within 12 months from date of grant if not exercised. Rights to acquire 9,425, 1,650 and 6,334 shares remained outstanding as of June 27, 1998, June 28, 1997 and June 29, 1996, respectively. A total of 64,277 shares were reserved under this plan as of June 27, 1998.

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

                                                         JUNE 27,     June 28,        June 29,
                                                             1998         1997            1996
                        ===========================================================================

                        Net income (loss):
                           As reported               $ (3,842,430)   $  62,822    $ (2,457,706)
                           Pro forma                 $ (3,942,717)   $ (84,275)   $ (2,554,288)

                        Earnings (loss) per share
                           of common stock:
                           As reported               $      (1.24)   $    0.02    $      (0.72)
                           Pro forma                 $      (1.27)   $   (0.03)   $      (0.75)

                        ============================================================================

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996; expected life of option of 5 years for all years, expected volatility of 25% for 1998, 24.7% for 1997 and 22.8% for 1996 risk free interest rate of 5.99% for 1998, 6.45% for 1997 and 5.5% for 1996 and a 0% dividend yield for all years. The weighted average fair value at date of grants range from $1.11 to $1.37 per option for 1998, $1.43 to $1.77 per option for 1997 and $1.65 to $2.97 per option for 1996.

                        Additional information relating to stock options outstanding and exercisable at June 27, 1998 summarized by exercise price are as follows:


                                        Outstanding         Weighted Average
                                                and   --------------------------
                       Exercise price   exercisable          Life       Exercise
                            per share        shares        (years)         price
                       ---------------------------------------------------------
                           $3.38-4.10       147,300            3.6      $   4.00
                                 5.25        95,200            2.9          5.25
                                 8.63         4,000            2.1          8.63
                          10.00-11.50         6,500             .4         10.58
                          11.88-13.06        51,200            1.2         12.36
                                        ----------------------------------------

                        3.38 to 13.06       304,200            2.9          5.85
                       =========================================================


4.  IMPAIRMENT OF       In March 1995, the FASB issued SFAS 121, "Accounting for
    LONG-LIVED          the Impairment of Long-Lived Assets and for Long-Lived
    ASSETS              Assets to Be Disposed Of," which requires the evaluation
                        of certain assets based upon estimated future cash flows. The Company elected to adopt SFAS 121 in the fourth quarter of 1996.

                        Adoption of SFAS 121 required that the Company group assets at a lower level for evaluation and measurement of impairment than under its previous accounting policy and resulted in a 1996 noncash pre-tax charge of approximately $4.7 million. Previously, long-lived assets were evaluated as a group, on a regional basis, for impairment if the region was operating at a loss or was expected to operate at a loss in the future. The Company now evaluates and measures for impairment on an individual

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                        store basis. The charge in 1996 reduced the carrying amount of impaired assets associated with individual restaurant properties to their estimated fair market values based on the Company's experience in disposing of similar under-performing properties.

                        During 1998, events and circumstances indicated that certain equipment, fixtures and leasehold improvements associated with under-performing stores were impaired. Accordingly, the Company recorded a pre-tax charge in the fourth quarter of 1998 amounting to approximately $3.0 million to adjust the carrying value of these assets to their estimated fair market value and to provide for associated disposal liabilities. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly.

5.  TAXES (BENEFIT)     The components of taxes (benefit) on income are as
    ON INCOME           follows:

                                                         Year ended
                                             ====================================
                                             JUNE 27,      June 28,      June 29,
                                                 1998          1997          1996
                        =========================================================
                        Current:
                              Federal      $ (311,000)    $ 252,000    $ (222,000)
                              State                 -        49,000        29,000
                        ---------------------------------------------------------

                        Total current        (311,000)      301,000      (193,000)
                        ---------------------------------------------------------

                        Deferred:
                              Federal         262,000      (246,000)   (1,202,300)
                              State            49,000       (29,000)     (141,200)
                        ---------------------------------------------------------

                        Total deferred        311,000      (275,000)   (1,343,500)
                        ---------------------------------------------------------

                        Taxes (benefit)
                              on income    $        -     $  26,000   $(1,536,500)
                        =========================================================

                        Significant components of the Company's deferred tax assets are comprised of the following at:

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                     JUNE 27,       June 28,
                                                                         1998           1997
                       =====================================================================

                       Equipment and improvements                 $ 3,116,800     $2,611,200
                       Accrual for contingent losses                  568,900        282,100
                       Accrual for relocation costs                         -         71,900
                       Bad debt allowance                             193,000         43,900
                       Alternative minimum tax and other
                           credits                                    308,000        203,000
                       State net operating loss carryforward          157,000         36,200
                       Other                                           55,300         24,700
                       ---------------------------------------------------------------------

                       Gross deferred tax asset                     4,399,000      3,273,000

                       Valuation allowance                         (1,437,000)             -
                       ---------------------------------------------------------------------

                       Net deferred tax asset                     $ 2,962,000     $3,273,000
                       =====================================================================

                        Realization of deferred tax assets associated with equipment and improvements and with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income to utilize depreciation deductions on impaired long-lived assets (Note 4) and net operating loss and credits carryforwards prior to their expirations. Management believes that there is risk that certain of these deferred tax assets may not be realized and, accordingly has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

                        State net operating loss and other credit carryforwards expire at various dates from 2005 through 2010. Alternative minimum tax credits totaling approximately $90,000 may be carried forward indefinitely.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                        The effective tax rate on income before taxes on income was different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes and the effective rate:


                                                                                 Year Ended
                                                     =======================================================================
                                                          JUNE 27, 1998           June 28, 1997             June 29, 1996
                       =====================================================================================================
                                                          $            %         $             %            $             %

                       Income taxes (benefit)
                          at statutory rate          (1,306,000)     (34.0)    30,200         34.0     (1,358,000)     (34.0)

                       Increase (decrease) in
                          taxes resulting from:
                            state income taxes,
                              net of federal tax
                              benefit                  (154,000)      (4.0)     3,600          4.1        (74,000)      (1.9)
                            Meals and enter-
                              tainment                   21,200         .6      7,900          8.8          7,700        0.2
                            Officer's life
                              insurance                   2,800        0.0    (15,000)       (16.8)        20,200        0.5
                            Other                        (1,000)      (0.0)      (700)         (.8)      (132,400)      (3.3)

                       Increase in  valuation
                          allowance                   1,437,000       37.4          -            -              -          -
                       -----------------------------------------------------------------------------------------------------
                       Taxes (benefit) on
                          income at effective
                          rate                                -          -     26,000         29.3     (1,536,500)     (38.5)
                       =====================================================================================================

6. EARNINGS PER SHARE   Earnings per share of common stock and common stock
                        equivalents have been computed using 3,094,762 shares in 1998, 3,254,908 shares in 1997 and 3,407,889 shares in
                        1996, which represent the weighted average number of shares of common stock to be recognized during the respective periods. The effect of shares issuable under the stock option plan were excluded for 1998 and 1996 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for 1997 because the significant majority of common options outstanding were exercisable at prices which exceed the common stock market price.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        Earnings per share has been calculated using the following weighted average number of shares:

                                                       1998          1997           1996
                        ==================================================================
                        Weighted average
                        number at common
                        shares used for basic
                        EPS                          3,094,762     3,254,908      3,407,889

                        Effect of dilutive stock
                        options                              -             -              -
                        -------------------------------------------------------------------

                        Weighted average
                        number of common
                        shares and dilutive
                        potential common
                        stock used in diluted
                        EPS                          3,094,762     3,254,908      3,407,889
                        ===================================================================


7.  SUPPLEMENTAL        For purposes of the statements of cash flows, the
    CASH FLOW           Company classifies cash on hand and in savings and
    INFORMATION         checking accounts and short-term investments with a
                        maturity of three months or less as cash equivalents.

                        Supplemental cash flow information:

                                                                                  Year ended
                                                                     ====================================
                                                                       JUNE 27,   June 28,       June 29,
                                                                           1998       1997          1996
                        =================================================================================
                        Cash paid for (received from):
                            Interest                                   $226,795   $ 136,506    $ 241,567
                            Income taxes                                189,025     (19,554)     (76,588)
                        Non-cash financing and investing activities:
                                 Notes received from
                                     sale of property,
                                     equipment and
                                     accounts receivable                      -     454,031      445,159
                                 Treasury stock acquired
                                     from sale of
                                     property, equipment
                                     and accounts
                                     receivable                               -     138,750            -
                       =================================================================================

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
8.  COMMITMENTS        A.  Leases
    AND
    CONTINGENCIES      The Company and its subsidiaries lease various restaurant
                       facilities and computer equipment, under noncancellable operating leases, which expire at various dates through July 2007. At June 27, 1998, future minimum lease payments required under operating leases that have initial noncancellable terms in excess of one year are as follows:


                                              Minimum lease
                       Fiscal year ending          payments
                       ====================================
                       1999                     $ 6,479,000
                       2000                       6,490,000
                       2001                       6,127,000
                       2002                       6,347,000
                       2003                       4,879,000
                       After 2003                 7,354,000
                       ------------------------------------

                       Total                    $37,676,000
                       ====================================


                       Rent expense for each of the three years in the period ended June 27, 1998 is as follows:


                                                              Year ended
                                                 ====================================
                                                   JUNE 27,    June 28,      June 29,
                                                       1998        1997          1996
                       ==============================================================
                       Basic rentals:
                           Noncancellable
                                leases (net of
                                subleases)       $6,167,078   $6,507,892   $6,932,203
                           Cancellable equip-
                                ment leases         310,846      417,269      466,360
                       --------------------------------------------------------------

                                                  6,477,924    6,925,161    7,398,563

                       Contingent rentals
                           based on sales           590,935      418,703      418,356
                       --------------------------------------------------------------

                       Total rent expense        $7,068,859   $7,343,864   $7,816,919
                       ==============================================================

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                        The Company has leased certain properties from three partnerships in which certain officers of the Company are partners. Rents paid to these partnerships for the fiscal years ended 1998, 1997 and 1996 were approximately $18,500, $83,000 and $161,000, respectively. The Company and its subsidiaries remain obligated, in the event of default by the current lessee, on 34 facilities formerly operating under long-term leases. Future minimum lease payments remaining under these noncancellable operating leases are as follows:


                                                                      Minimum
                                                                    remaining
                                                                        lease
                        Fiscal year ending                           payments
                        =====================================================

                        1999                                      $   134,000
                        2000                                          108,000
                        2001                                           48,000
                        2002                                           48,000
                        2003                                           48,000
                        After 2003                                     57,000
                        -----------------------------------------------------
                        Total                                     $   443,000
                        =====================================================

                        B. Workers Compensation and Medical Claims

                        The Company is self-insured for workers compensation claims up to $250,000 for each loss event. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open claims.

                        C. Litigation

                        The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

                        D. Retirement Plan

                        Effective January 1, 1996, the Company adopted a tax-qualified employee

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                        benefit plan ("Plan") which meets the criteria of
                        Section 401(k) of the Internal Revenue Code. Under the Plan, participants may elect to defer from 2% to 15% of their compensation, and the Company may make discretionary contributions, as determined annually by the Company's management, of up to 10% of the employee's compensation. Each participant's contribution is fully vested at all times. Participants become fully vested in contributions made by the Company on a graduated scale over a seven-year period. Operations were charged with approximately $47,000, $51,000, and $27,000 related to this plan for the years ended June 27, 1998, June 28, 1997, and June 29, 1996, respectively.


9. SALE OF MEMPHIS      Effective October 27, 1996, the Company sold the
   DIVISION             operating assets of its Memphis division, consisting
                        of ten stores and related catering operations, to Executive Chef Catering, L.L.C., of which Ms. Judy M.
                        Gupton, formerly manager of the Memphis division, and Mr. Barrow, former President and Chief Executive Officer and current Vice-Chairman of the Board of the Company, are the owners. Total sales price for the assets was $1,017,000, consisting of $810,305 in cash and short-term notes, plus 25,000 shares of Company stock valued at $5.55 per share, with the balance of $68,739 payable in two years, with interest at the prime rate, paid quarterly. Prior to the close of the fiscal year, one note in the amount of $47,990 was paid with 11,250 shares of Company stock valued at $4.125 per share, with the balance paid in cash. The assets included in the sale had a book value of approximately $867,000.


10. CORPORATE           The corporate offices of the Company were consolidated
    RELOCATION          and relocated to Birmingham, Alabama on June 20, 1997.
                        Accordingly, the Company recorded a fourth-quarter 1997 charge of $700,000 related to the consolidation.

11.     SELECTED QUARTERLY
        FINANCIAL DATA
        (UNAUDITED)

                                                                 Thousands of dollars,
                                                                 except per share data
                                                     ===============================================
                                                        1st         2nd         3rd        4th
                        ----------------------------------------------------------------------------
                        Year ended June 27, 1998:
                             Net sales               $ 16,195    $ 15,852    $ 15,696   $ 16,037
                             Gross profit               1,449       1,398       1,554      1,806
                             Income (loss)
                               before taxes
                               (benefit) on
                               income                    (282)       (286)         13     (3,287)

                             Net income (loss)           (169)       (172)          8     (3,509)(a)

                             Basic and diluted
                               earnings (loss) per
                               common share              (.05)       (.06)         --      (1.15)

                        Year ended June 28, 1997:
                             Net sales               $ 17,328    $ 16,179    $ 15,680   $ 16,267
                             Gross profit               1,895       1,525       1,599      2,277
                             Income (loss)
                               before taxes
                               (benefit) on
                               income                     381         236         167       (695)

                             Net income (loss)            228         142         101       (408)(b)

                             Basic and diluted
                               earnings (loss)
                               per common share           .07         .04         .03       (.12)
                        ----------------------------------------------------------------------------

                        (c) See Note 4 for discussion of the fourth quarter pre-tax charge of $2,999,642 related to impairment of long lived assets.

                        (b) See Note 10 for discussion of the fourth quarter pre-tax charge of $700,000 related to the consolidation and relocation of the corporate offices of the Company to Birmingham, Alabama at fiscal year-end.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal years 1998 and 1997 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

         Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998, as filed with the Securities and Exchange Commission.


ITEM 11: EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998, as filed with the Securities and Exchange Commission.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998, as filed with the Securities and Exchange Commission.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998, as filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

         The following financial statements are included in Part II of this report (index at page 26):

         Report of Independent Certified Public Accountants

         Consolidated Financial Statements for Years ended June 27, 1998, June 28, 1997 and June 29, 1996:

                  Consolidated Balance Sheets - June 27, 1998 and June 28, 1997 Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows

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

EXHIBITS

         The exhibits set forth in the following Index of Exhibits are filed as a part of this report:

Exhibit
Number                            Description
-------
 3.1(b)       Restated Certificate of Incorporation                                       page 60

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

10.7 Extract of Minutes of the Board of Directors (incorporated by reference from exhibits to the Company's Registration Statement on Form S-l under the Securities Act of 1933 Registration No. 2-
              78902, as filed on September 28, 1982).

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

11            Computation of Earnings Per Common Share, filed herewith.                   page 65

21            Subsidiaries of the Registrant, filed herewith.                             page 66

27            Financial Data Schedule, submitted to the Securities and Exchange
              Commission in electronic format

Reports on Form 8-K

         During the quarter ended June 27, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WALL STREET DELI, INC.


                                         /s/ Jeffrey V. Kaufman
                                        --------------------------------
                                        By: JEFFREY V. KAUFMAN
                                            President

                                                             September 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Jeffrey V. Kaufman        President, Chief Executive         September 23, 1998
--------------------------     Officer and Director
JEFFREY V. KAUFMAN

 /s/ Robert G. Barrow          Vice Chairman, Chief Financial     September 23, 1998
--------------------------     Officer and Director
ROBERT G. BARROW

 /s/ Alan V. Kaufman           Chairman of the Board              September 23, 1998
--------------------------
ALAN V. KAUFMAN

 /s/ William S. Atherton       Director                           September 17, 1998
--------------------------
WILLIAM S. ATHERTON

 /s/ Jake L. Netterville       Director                           September 23, 1998
--------------------------
JAKE L. NETTERVILLE

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                ---------------


                                    EXHIBITS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                       TO

                                    FORM 10-K



                             WALL STREET DELI, INC.




For the fiscal year ended June 27, 1998              Commission File No. 0-11271

                                TABLE OF CONTENTS
                                  FOR EXHIBITS

Exhibit
Number                       Description                                   Page
-------                      -----------                                   ----
3.1(b)        Restated Certificate of Incorporation                         60

11            Computation of Earnings Per Common Share                      65

21            Subsidiaries of the Registrant                                66

27            Financial Data Schedule, submitted to the
              Securities and Exchange Commission in electronic format