Form 10-Q
period 1998-09-26
WALL STREET DELI INC
filed 1998-11-06
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                  For the quarterly period ended September 26, 1998
                                                 ------------------
                                       or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                  For the transition period from             to
                                                 -----------    -----------

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

                         -------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                 Class                                                          Outstanding at November 2, 1998
----------------------------------------------                                  -------------------------------
Common Stock, $.05 Par Value                                                          2,946,077

                                      INDEX


                                                                                                               Page No.
PART I:           FINANCIAL INFORMATION

                  ITEM 1:           Financial Statements.......................................................... 1

                                            Consolidated Balance Sheets........................................... 2

                                            Consolidated Statements of Operations................................. 4

                                            Consolidated Statements of Stockholders' Equity....................... 5

                                            Consolidated Statements of Cash Flows................................. 6

                                    Notes to Consolidated Financial Statements.................................... 7

                  ITEM 2:           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations.......................................... 11


PART II:          OTHER INFORMATION

                  ITEM 6:           Exhibits and Reports on Form 8-K ............................................ 15

                  SIGNATURES..................................................................................... 16

                          PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at September 26, 1998 (unaudited) and June 27, 1998.

                  Consolidated Statements of Operations (unaudited) for the three month periods ended September 26, 1998 and September 27, 1997.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the three month periods ended September 26, 1998 and September 27, 1997.

                  Consolidated Statements of Cash Flows (unaudited) for the three month periods ended September 26, 1998 and September 27, 1997.

         Notes to Consolidated Financial Statements  (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         SEPTEMBER 26, 1998           JUNE 27, 1998
                                                         ------------------           -------------
                                                             (unaudited)

ASSETS
CURRENT
     Cash and cash equivalents                                 $    202,432           $    409,044
     Accounts and notes receivable (Note 3)                       1,264,629              1,319,436
     Inventories (Note 4)                                           554,818                583,405
     Refundable income taxes                                        333,411                333,411
     Deferred tax assets                                            547,074                570,000
     Prepaid expenses and other                                     200,521                242,659
                                                               ------------           ------------
TOTAL CURRENT ASSETS                                              3,102,885              3,457,955
                                                               ------------           ------------
EQUIPMENT AND IMPROVEMENTS
     Equipment and fixtures                                      19,705,658             19,674,714
     Leasehold improvements                                      16,379,166             16,319,331
                                                               ------------           ------------
                                                                 36,084,824             35,994,045
Less accumulated depreciation and amortization                  (23,790,443)           (22,973,956)
                                                               ------------           ------------
NET EQUIPMENT AND IMPROVEMENTS                                   12,294,381             13,020,089
                                                               ------------           ------------
OTHER
     Cash surrender value of insurance on officers' lives           798,762                781,362
     Long-term portion of notes receivable (Note 3)                 350,862                211,402
     Deferred tax assets                                          2,392,000              2,392,000
                                                               ------------           ------------
TOTAL OTHER ASSETS                                                3,541,624              3,384,764
                                                               ------------           ------------
                                                               $ 18,938,890           $ 19,862,808
                                                               ============           ============


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 26, 1998        JUNE 27, 1998
                                                   ------------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   (unaudited)
CURRENT LIABILITIES
     Notes payable                                       $  1,846,932       $  2,004,810
     Accounts payable                                       1,370,037          1,582,901
     Accruals:
          Taxes other than income                             509,915            572,800
          Compensation                                        749,306            818,765
          Rent                                                956,183          1,018,824
          Workers' compensation                               810,637            781,145
          Miscellaneous                                       195,544            366,839
                                                         ------------       ------------
TOTAL CURRENT LIABILITIES                                   6,438,554          7,146,084
                                                         ------------       ------------
STOCKHOLDERS' EQUITY
     Common stock, $.05 par - shares authorized
          20,000,000; issued 3,414,802                        170,740            170,740
     Additional paid-in capital                            10,787,369         10,787,369
     Retained earnings                                      3,559,818          3,523,082
                                                         ------------       ------------
                                                           14,517,927         14,481,191
Treasury stock, at cost, 448,325 and 368,325 shares        (2,017,591)        (1,764,467)
                                                         ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                 12,500,336         12,716,724
                                                         ------------       ------------
                                                         $ 18,938,890       $ 19,862,808
                                                         ============       ============


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       For the Three Month Period Ended
                                                  -------------------------------------------
                                                  SEPTEMBER 26, 1998       SEPTEMBER 27, 1997
                                                  ------------------       ------------------
NET SALES                                               $ 15,253,413       $ 16,169,434
Costs and expenses (income):
     Costs of sales                                       13,642,641         14,719,767
     Administrative and general expense                    1,551,184          1,767,688
     Interest expense - net                                   37,834             20,938
     (Gain)/loss on sale of equipment and
          improvements                                       (37,908)           (56,696)
                                                        ------------       ------------
TOTAL COSTS AND EXPENSES:                                 15,193,751         16,451,697
                                                        ------------       ------------
Income (loss) before taxes (benefit) on income                59,662           (282,263)
Taxes (benefit) on income                                     22,926           (112,905)
                                                        ------------       ------------
Net income (loss)                                       $     36,736       $   (169,358)
                                                        ============       ============
Basic and diluted earnings (loss) per common share
(Note 5)                                                $        .01       $       (.05)
                                                        ============       ============
Weighted average number of common
     shares outstanding (Note 5)                           3,016,588          3,133,523
                                                        ============       ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                           Common Stock                                                  Treasury Stock
                                     -----------------------     Additional                         -------------------------
                                      Number                       paid-in          Retained          Number
                                     of shares        Amount       capital          earnings        of shares        Amount
                                     ---------        ------       -------          --------        ---------        ------
Balance, June 28, 1997               3,413,777      $170,689      $10,782,448      $ 7,365,512       263,825      $ 1,382,141
     Net loss for the quarter                                                        (169,358)
     Exercise of stock options             625            31            3,156
     Purchase of treasury stock                                                                       35,000          132,138
                                     ---------      --------      -----------      -----------       -------      -----------
Balance, September 27, 1997          3,414,402      $170,720      $10,785,604      $ 7,196,154       298,825      $ 1,514,279
(unaudited)                          =========      ========      ===========      ===========       =======      ===========

Balance, June 27, 1998               3,414,802      $170,740      $10,787,369      $ 3,523,082       368,325      $ 1,764,467
     Net income for the quarter                                                         36,736
     Purchase of treasury stock                                                                       80,000          253,124
                                     ---------      --------      -----------      -----------       -------      -----------
Balance, September 26, 1998          3,414,802      $170,740      $10,787,369      $ 3,559,818       448,325      $ 2,017,591
(unaudited)                          =========      ========      ===========      ===========       =======      ===========


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Three Month
                                                                                     Period Ended
                                                                             -------------------------------
                                                                             SEPTEMBER 26,    SEPTEMBER 27,
                                                                                 1998             1997
                                                                             -------------    -------------
OPERATING ACTIVITIES:
Net income (loss)                                                             $  36,736       $  (169,358)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                              779,715           860,977
     Gain on sale of property and equipment                                     (37,908)          (56,696)
     Deferred income taxes                                                       22,926                --
          Changes in operating assets and liabilities:
               Receivables - net (Note 3)                                       (19,653)         (236,506)
               Inventories                                                       28,587           (33,186)
               Prepaid expenses and other                                        17,138            59,686
               Accounts payable                                                (212,864)         (308,133)
               Accruals                                                        (336,788)          (35,977)
                                                                              ---------       -----------
     CASH PROVIDED BY OPERATING ACTIVITIES                                      277,889            80,807
                                                                              ---------       -----------
INVESTING ACTIVITIES
     Payments for purchase of equipment and improvements                        (67,116)       (1,148,042)
     Proceeds from sale of equipment and improvements                                              71,250
     Net collections on notes receivable                                         11,017            42,872
     Decrease (increase) in cash surrender value of
          insurance on officers' lives                                          (17,400)           10,997
                                                                              ---------       -----------
     CASH USED BY INVESTING ACTIVITIES                                          (73,499)       (1,022,923)
                                                                              ---------       -----------
FINANCING ACTIVITIES
     Net borrowings (payments) under line of credit                            (157,878)          687,097
     Proceeds from exercise of stock options                                         --             3,187
     Acquisition of treasury stock                                             (253,124)         (132,138)
                                                                              ---------       -----------
     CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              (411,002)          558,146
                                                                              ---------       -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                 (206,612)         (383,970)
     Cash and cash equivalents, beginning of period                             409,044           490,058
                                                                              ---------       -----------
     Cash and cash equivalents, end of period                                 $ 202,432       $   106,088
                                                                              =========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the period for:
          Interest                                                            $  40,657       $    28,660
          Income taxes                                                        $  19,600       $    10,000


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management of Wall Street Deli, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 26, 1998 and the results of operations, changes in stockholders' equity and cash flows for the three month periods ended September 26, 1998 and September 27, 1997.

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

2. The results of operations for the three month periods ended September 26, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts and notes receivable consists of:

                                         September 26, 1998      June 27, 1998
                                         ------------------      -------------
Accounts receivable                             $ 1,264,810       $ 1,262,505
Notes receivable                                    494,512           333,530
Other receivables                                   420,001           420,001
                                                -----------       -----------
                                                  2,179,323         2,016,036
Less allowance for doubtful accounts               (563,832)         (485,198)
                                                -----------       -----------
                                                  1,615,491         1,530,838
Less long-term portion of notes receivable         (350,862)         (211,402)
                                                -----------       -----------
                                                $ 1,264,629       $ 1,319,436
                                                ===========       ===========

         The Company has recorded a $65,000 note related to the sale of the Minneapolis store.

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. Basic and diluted earnings (loss) per common share ("EPS") and common share equivalent have been computed in accordance with the provisions of SFAS 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the respective periods. Diluted

         EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then shares in the earnings of the Company.

         Earnings per share has been calculated using the following:


                                                                   For the Three
                                                                Month Period Ended
                                                          ------------------------------
                                                          September 26,    September 27,
                                                                1998            1997
                                                          -------------    -------------
 Weighted average number of common
         shares used for basic EPS                            3,016,588      3,133,523
 Effect of dilutive stock options                                    --             --
                                                              ---------      ---------
Weighted average number of common shares and
     dilutive potential common stock used in diluted EPS      3,016,588      3,133,523
                                                              =========      =========


6. Impact of Year 2000. The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The problem is complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail. The Company is utilizing internal and external resources in an attempt to identify and correct, or reprogram, all systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by mid-1999, allowing adequate time for testing. The Company's sales reporting and inventory system was developed internally, and will need modifications which are scheduled for completion in January 1999. Management considers these modifications to involve a moderate effort and expects to use internal resources for completion. All computer hardware and other electronic equipment is currently undergoing compliance testing. The Company has budgeted $40,000 for installation and training of the upgraded systems. Due to the fact that most of the Company's computer and telecommunications equipment are relatively new, the costs to bring it into compliance are not expected to result in material expenditures. The Company believes its Year 2000 plans are sufficient, but will develop contingency plans as needed in the future.

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

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, but not for interim periods in the initial year of adoption, and requires comparative information for earlier years to be restated. Management believes that adoption of this statement will not have a significant impact on the Company's financial statements.

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

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, but not for interim periods in the initial year of adoption, and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

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


                                                                      Three month period ended
                                                                  September 26,     September 27,
                                                                      1998              1997
                                                                  -------------     -------------
Net sales                                                             100.0%            100.0%
Cost of sales                                                          89.4              91.0
                                                                     ------            ------
Gross profit                                                           10.6               9.0
Administrative and general                                             10.2              10.9
                                                                     ------            ------
     Operating income (loss)                                             .4              (1.9)
Other income (expense), net                                              --                .2
                                                                     ------            ------
     Income (loss) before taxes (benefit) on income (loss)               .4              (1.7)
Taxes (benefit) on income (loss)                                         .2               (.7)
                                                                     ------            ------
Net income (loss)                                                        .2%             (1.0)%
                                                                     ======            ======

NET SALES

         For the first quarter of fiscal 1999, net sales decreased by $916,021 or 5.7 percent over the corresponding three month period last year primarily due to a 4.0 percent decline in same store sales. Average sales per store for all stores were approximately $135,000 and $138,000 in the first quarter of fiscal years 1999 and 1998, respectively.

         Management believes the negative impact on same store sales is generally attributable to the continuing effect of competition. In addition, management believes that slower sales from the Fourth of July through Labor Day holidays reflects the effect of the vacation season on the Company's stores, most of which are located in office building environments. Operational problems in certain instances are also an element.

         During the first quarter of fiscal 1999, the Company sold one store in Minneapolis that no longer met performance goals. At September 26, 1998, 111 Wall Street Deli stores were in operation, as compared with 116 at September 27, 1997.

         Wall Street Deli completed the rollout of its "Cool Wraps" menu group during the quarter. A recent addition to the Company's Street Wraps line, the Cool Wraps combine turkey, roast beef and chicken with bacon, cheese, lettuce, corn, vegetables, salsa and dressing. Cool Wraps were introduced on a promotional and test basis beginning in the fourth quarter of fiscal 1998, and during this first quarter of 1999 were introduced in all stores. Following tests of several versions, two of the Cool Wraps have been added permanently to the menu.

         During the three month period ended September 26, 1998 the Company continued to market its franchise program for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products. Two franchised operations were opened, including four locations in the new Raymond James Stadium in Tampa, Florida and the third franchised unit in Birmingham, Alabama. There have not yet been any significant revenues from this program.

         The Company also implemented pricing adjustments and price changes during the first quarter. These were, however, insignificant on an overall basis, and the Company considers price changes in products sold to have had, in the aggregate, an immaterial effect on sales in the current quarter.

COST OF SALES

         Cost of sales as a percentage of net sales decreased to 89.4% during the three month period ended September 26, 1998 from 91.0% in the corresponding three month period in the previous year.

         The major components of cost of sales for the three month periods ended September 26, 1998 and September 27, 1997, respectively, are shown in the following table:

                                              For the Three Month Period Ended
                                September 26, 1998                    September 27, 1997
                                ------------------                    ------------------
                            Amount            % of Sales           Amount             % of Sales
                            ------            ----------           ------             ----------
Food and Paper           $ 5,559,706              36.5%         $ 5,787,249              35.8%
Labor                      3,406,188              22.3            3,750,519              23.2
Store Expenses             4,676,747              30.6            5,181,999              32.0
                         -----------              ----          -----------              ----
                         $13,642,641              89.4%         $14,719,767              91.0%
                         ===========              ====          ===========              ====

         The increase from the corresponding three month period last year in food and paper expenses of 0.7 percent as a percentage of sales is mainly attributable to increased costs for dairy products.

         Labor costs as a percentage of net sales decreased 0.9 percent as compared to the first quarter of fiscal 1998. The reduction was mostly due to the implementation of new products and store systems that are somewhat less labor intensive.

         Store expenses as a percentage of net sales decreased 2.1 percent from the same quarter last year. Costs occasioned by the implementation of the Street Wraps program in the prior year first quarter contributed to a decrease this quarter of 0.7 percent in miscellaneous restaurant supplies. Other store expenses that decreased as compared to the same quarter last year included repairs and maintenance (0.2 percent), and payroll related expenses (0.3 percent). In addition, depreciation was down 0.2 percent from the first quarter of fiscal 1998, due to the SFAS No. 121 write-down recorded in the fourth quarter of fiscal 1998.

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended September 26, 1998 decreased $216,504 to $1,551,184, or 12.2%, as compared to the three month period ended September 27, 1997. In first quarter of last year the Company experienced certain additional expenses at the corporate level related to launching the Street Wraps program, and to management changes in cities with operating difficulties, which accounted for a majority of the decrease in the first quarter this year.




TAXES ON INCOME

         The effective tax rate for each of the three month periods ended September 26, 1998 and September 27, 1997 was 38.4 percent and 40.0 percent, respectively.

INTEREST EXPENSE, NET

         In the three month period ended September 26, 1998, the Company had net interest expense of $37,834 compared to net interest expense of $20,938 for the three month period ended September 27, 1997. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.13676 percent at September 26, 1998) or the bank's quoted cost of funds plus 175 basis points (7.125 percent at September 26, 1998). The Company had $1,846,932 outstanding against this line at September 26, 1998 as compared to $1,692,497 at September 27, 1997. The interest expense for the three month period ended September 26, 1998 of $40,537 was offset by $2,703 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

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

         At September 26, 1998, the ratio of the Company's current assets to current liabilities was .48 to 1.00, as compared to a current ratio of .48 to
1.00 at June 27, 1998. This reflects the Company's continued use of available cash in the first quarter of 1999 for acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long term debt.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were $67,116 and $1,148,042 for the three month periods ended September 26, 1998 and September 27, 1997, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1999 will be approximately $1,651,000. During the fourth quarter of 1998, the Company's Board of

Directors approved the repurchase of up to 100,000 shares of the Company's common stock. During the three month period ended September 26, 1998, a total of 80,000 shares were purchased at an acquisition cost of $253,124.

          The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash generated from operations totaled $277,889 and $80,807 for the three month periods ended September 26, 1998 and September 27, 1997, respectively. The Company currently has in place a line of credit which provides for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. The Company is in compliance with these covenants. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.


                           PART II: OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, submitted to the
                                    Securities and Exchange Commission in
                                    electronic format

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended September 26, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                   WALL STREET DELI, INC.



November 6, 1998                        /s/ Jeffrey V. Kaufman
                                        ----------------------------------------
                                        JEFFREY V. KAUFMAN
                                        President and Chief Executive Officer



November 6, 1998                        /s/ Robert G. Barrow
                                        ----------------------------------------
                                        ROBERT G. BARROW
                                        Chief Financial Officer



November 6, 1998                        /s/   Julie J. Christian
                                        ----------------------------------------
                                        JULIE J. CHRISTIAN
                                        Vice President and Controller
                                        (Principal Accounting Officer)