Form 10-Q
period 1998-12-26
WALL STREET DELI INC
filed 1999-02-08
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended December 26, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from              to
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

                      ------------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                               -----             -----

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                              Outstanding at February 3, 1999
-----------------------------                -------------------------------
Common Stock, $.05 Par Value                          2,896,077

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:   FINANCIAL INFORMATION

          ITEM 1: Financial Statements.........................................1

                    Consolidated Balance Sheets................................2

                    Consolidated Statements of Operations......................4

                    Consolidated Statements of Stockholders' Equity............5

                    Consolidated Statements of Cash Flows......................6

                    Notes to Consolidated Financial Statements.................7

          ITEM 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10


PART II:  OTHER INFORMATION

          ITEM 4: Submission of Matters to a Vote of Security Holders.........18

          ITEM 6: Exhibits and Reports on Form 8-K ...........................18

          SIGNATURES..........................................................19

                          PART I: FINANCIAL INFORMATION


ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at December 26, 1998 (unaudited) and June 27, 1998.

                  Consolidated Statements of Operations (unaudited) for the three and six month periods ended December 26, 1998 and December 27, 1997.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the three and six month periods ended December 26, 1998 and December 27, 1997.

                  Consolidated Statements of Cash Flows (unaudited) for the six month periods ended December 26, 1998 and December 27, 1997.

                  Notes to Consolidated Financial Statements (unaudited).



                      -----------------------------------


              [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 26, 1998        JUNE 27, 1998
                                                               -----------------        -------------
                                                                  (unaudited)
ASSETS
CURRENT
    Cash and cash equivalents                                     $    326,870           $    409,044
    Accounts and notes receivable (Note 3)                           1,070,709              1,319,436
    Inventories (Note 4)                                               597,714                583,405
    Refundable income taxes                                            333,411                333,411
    Deferred tax assets                                                570,000                570,000
    Prepaid income tax                                                 192,000                     --
    Prepaid expenses and other                                         371,407                242,659
                                                                  ------------           ------------
TOTAL CURRENT ASSETS                                                 3,462,111              3,457,955
                                                                  ------------           ------------
EQUIPMENT AND IMPROVEMENTS
    Equipment and fixtures                                          19,600,013             19,674,714
    Leasehold improvements                                          16,328,792             16,319,331
                                                                  ------------           ------------
                                                                    35,928,805             35,994,045
Less accumulated depreciation and amortization                     (24,333,508)           (22,973,956)
                                                                  ------------           ------------
NET EQUIPMENT AND IMPROVEMENTS                                      11,595,297             13,020,089
                                                                  ------------           ------------
OTHER
    Cash surrender value of insurance on officers' lives               315,738                781,362
    Long-term portion of notes receivable (Note 3)                     377,882                211,402
    Deferred tax assets                                              2,446,160              2,392,000
                                                                  ------------           ------------
TOTAL OTHER ASSETS                                                   3,139,780              3,384,764
                                                                  ------------           ------------
                                                                  $ 18,197,188           $ 19,862,808
                                                                  ============           ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 26, 1998       JUNE 27, 1998
                                                           -----------------       -------------
                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                             $  1,308,037           $  2,004,810
   Accounts payable                                             1,743,989              1,582,901
   Accruals:
      Taxes other than income                                     488,531                572,800
      Compensation                                                531,348                818,765
      Rent                                                        815,398              1,018,824
      Workers' compensation                                       862,689                781,145
      Miscellaneous                                               292,256                366,839
                                                             ------------           ------------
TOTAL CURRENT LIABILITIES                                       6,042,248              7,146,084
                                                             ------------           ------------
STOCKHOLDERS' EQUITY
   Common stock, $.05 par - shares authorized
      20,000,000; issued 3,414,802                                170,740                170,740
   Additional paid-in capital                                  10,787,369             10,787,369
   Retained earnings                                            3,443,922              3,523,082
                                                             ------------           ------------
                                                               14,402,031             14,481,191
Treasury stock, at cost, 518,325 and 368,325 shares            (2,247,091)            (1,764,467)
                                                             ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                     12,154,940             12,716,724
                                                             ------------           ------------
                                                             $ 18,197,188           $ 19,862,808
                                                             ============           ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                    For the Three Month                     For the Six Month
                                                        Period Ended                           Period Ended
                                               DECEMBER 26,       DECEMBER 27,       DECEMBER 26,       DECEMBER 27,
                                                   1998               1997               1998                1997
                                               ---------------------------------------------------------------------
NET SALES                                      $ 14,437,285       $ 15,805,254       $ 29,690,699       $ 31,974,688
Costs and expenses (income):
     Costs of sales                              13,109,316         14,407,353         26,751,837         29,127,120
     Administrative and general expense           1,505,632          1,583,727          3,057,011          3,351,415
     Interest expense - net                          15,136             78,949             52,992             99,887
     (Gain)/loss on sale of equipment and
          improvements                                  (86)            21,298            (37,822)           (35,398)
                                               ---------------------------------------------------------------------
TOTAL COSTS AND EXPENSES:                        14,629,998         16,091,327         29,824,018         32,543,024
                                               ---------------------------------------------------------------------
Loss before tax benefit on loss                    (192,713)          (286,073)          (133,319)          (568,336)
Tax benefit on loss                                  77,085            114,429             54,159            227,334
                                               ---------------------------------------------------------------------
Net loss                                       $  (115,628)       $   (171,644)      $    (79,160)      $   (341,002)
                                               =====================================================================
Basic and diluted loss per common share
     (Note 5)                                  $      (.04)       $       (.06)      $       (.03)      $       (.11)
                                               =====================================================================
Weighted average number of common
     shares outstanding (Note 5)                  2,941,488          3,108,379          2,978,830          3,120,951
                                               =====================================================================

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                           Common Stock                                          Treasury Stock
                                     -----------------------                                 ---------------------
                                                                 Additional
                                         Number                     paid-in      Retained     Number
                                      of shares       Amount        capital      earnings    of shares    Amount
                                     -----------------------------------------------------------------------------

Balance, June 28, 1997                3,413,777     $170,689    $10,782,448    $7,365,512    263,825    $1,382,141
     Net loss for the quarter                                                   (169,358)
     Exercise of stock options              625           31          3,156
     Purchase of treasury stock                                                               35,000       132,138
                                     -----------------------------------------------------------------------------
Balance, September 27, 1997           3,414,402      170,720     10,785,604     7,196,154    298,825     1,514,279
     Net loss for the quarter                                                   (171,644)
     Purchase of treasury stock                                                               35,000       124,688
                                     -----------------------------------------------------------------------------
Balance, December 27, 1997            3,414,402     $170,720    $10,785,604    $7,024,510    333,825    $1,638,967
                                     =============================================================================

Balance, June 27, 1998                3,414,802    $ 170,740    $10,787,369    $3,523,082    368,325    $1,764,467
     Net income for the quarter                                                    36,468
     Purchase of treasury stock                                                               80,000       253,124
                                     -----------------------------------------------------------------------------
Balance, September 26, 1998           3,414,802      170,740     10,787,369     3,559,550    448,325     2,017,591
     Net loss for the quarter                                                   (115,628)
     Purchase of treasury stock                                                               70,000       229,500
                                     -----------------------------------------------------------------------------
Balance, December 26, 1998            3,414,802     $170,740    $10,787,369    $3,443,922    518,325    $2,247,091
                                     =============================================================================


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             For the Six Month
                                                                                 Period Ended
                                                                     ---------------------------------
                                                                     DECEMBER 26,         DECEMBER 27,
                                                                         1998                 1997
                                                                     ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                              $   (79,160)        $  (341,002)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                        1,536,967           1,751,737
   Gain on sale of property and equipment                                 (37,822)            (35,398)
   Deferred income taxes                                                  (54,159)                 --
     Changes in operating assets and liabilities:
        Receivables - net (Note 3)                                         82,246            (453,180)
        Inventories                                                       (14,309)              3,000
        Prepaid expenses and other                                       (320,748)            (84,397)
        Accounts payable                                                  161,088            (409,395)
        Accruals                                                         (568,118)           (569,534)
                                                                      -----------         -----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                  705,985            (138,169)
                                                                      -----------         -----------
INVESTING ACTIVITIES
   Payments for purchase of equipment and improvements                   (119,111)         (1,823,259)
   Proceeds from sale of equipment and improvements                        19,199              71,250
   Net collections on notes receivable                                     25,526              83,457
   Decrease (increase) in cash surrender value of insurance on
     officers' lives                                                      465,624              28,377
                                                                      -----------         -----------
   CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           391,238          (1,640,175)
                                                                      -----------         -----------
FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit                        (696,773)          2,206,108
   Proceeds from exercise of stock options                                     --               3,187
   Acquisition of treasury stock                                         (482,624)           (256,826)
                                                                      -----------         -----------
   CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (1,179,397)          1,952,469
                                                                      -----------         -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                            (82,174)            174,125
   Cash and cash equivalents, beginning of period                         409,044             490,058
                                                                      -----------         -----------
   Cash and cash equivalents, end of period                           $   326,870         $   664,183
                                                                      ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
   Cash paid during the period for:
     Interest                                                         $    52,972         $    74,949
     Income taxes                                                     $   192,000         $   307,145


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 26, 1998 and the results of operations and changes in stockholders' equity for the three and six month periods ended December 26, 1998 and December 27, 1997, and cash flows for the six month periods ended December 26, 1998 and December 27, 1997.

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

2. The results of operations for the six month periods ended December 26, 1998 and December 27, 1997 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts and notes receivable consists of:

                                                               December 26,       June 27,
                                                                  1998              1998
                                                               -----------       -----------
               Accounts receivable                             $ 1,026,967       $ 1,262,505
               Notes receivable                                    502,710           333,530
               Other receivables                                   473,620           420,001
                                                               -----------       -----------
                                                                 2,003,297         2,016,036
               Less allowance for doubtful accounts               (554,706)         (485,198)
                                                               -----------       -----------
                                                                 1,448,591         1,530,838
               Less long-term portion of notes receivable         (377,882)         (211,402)
                                                               -----------       -----------
                                                               $ 1,070,709       $ 1,319,436
                                                               ===========       ===========

         The Company has recorded a $65,000 note receivable related to the sale of the Minneapolis store.

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

         Earnings per share has been calculated using the following:


                                                            For the Three                 For the Six
                                                         Month Period Ended           Month Period Ended
                                                    ---------------------------   --------------------------
                                                    DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                        1998           1997           1998           1997
                                                    -----------    ------------   ------------   -----------
         Weighted average number of common
           shares used for basic EPS                 2,941,488      3,108,379      2,978,830      3,120,951
         Effect of dilutive stock options                   --             --             --             --
                                                     ---------      ---------      ---------      ---------
         Weighted average number of common
           shares and dilutive potential common
           stock used in diluted EPS                 2,941,488      3,108,379      2,978,830      3,120,951
                                                     =========      =========      =========      =========


6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

         SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 2, 2000 to materially affect its financial statements.



                        --------------------------------

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of operations.

Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, among others, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, weather conditions and seasonal effects, the uncertainties of new products and programs, and recent changes in management. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and reflect only management's belief and expectations based upon presently available information. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10- Q and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's consolidated statements of operations.


                                        For the Three Month Period Ended    For the Six Month Period Ended
                                         December 26,      December 27,       December 26,    December 27,
                                             1998              1997               1998            1997
                                        --------------------------------    ------------------------------
Net sales                                    100.0%            100.0%             100.0%          100.0%
Cost of sales                                 90.8              91.2               90.1            91.1
                                        --------------------------------    ------------------------------
Gross profit                                   9.2               8.8                9.9             8.9
Administrative and general                    10.4              10.0               10.3            10.5
                                        --------------------------------    ------------------------------
  Operating loss                              (1.2)             (1.2)              (0.4)           (1.6)
Other income (expense), net                   (0.1)             (0.6)                --            (0.2)
                                        --------------------------------    ------------------------------
  Loss before tax benefit on loss             (1.3)             (1.8)              (0.4)           (1.8)
Tax benefit on loss                            0.5               0.7                0.2             0.7
                                        --------------------------------    ------------------------------
Net loss                                      (0.8)%            (1.1)%             (0.2)%          (1.1)%
                                        ================================    ==============================

NET SALES

         For the second quarter of fiscal 1999, net sales decreased by $1,367,969 or 9 percent from the corresponding three-month period last year, primarily due to the 6.5 percent decline in same store sales. The balance of the decline came from stores that were closed or sold this year but open last year. Average sales per store for all stores were approximately $128,863 and $133,785 in the second quarter of fiscal years 1999 and 1998, respectively.

         Net sales for the six month period ended December 26, 1998 totaled $29,690,699 as compared to net sales of $31,974,688 for the corresponding six month period ended December 27, 1997, for a decrease in net sales of $2,283,389, or 7.1 percent. Same store sales for the first six months of fiscal 1999 declined 5.2 percent, and five stores closed or were sold during the six month period this year. Average sales per store for all stores were approximately $262,653 and $270,742 for the six month periods ending December 26, 1998 and December 27, 1997, respectively.

         During the second quarter of fiscal 1999, the Company did not open or close any stores; one store was closed during the sixth month period ended December 26, 1998. At December 26, 1998, there were 111 Wall Street Deli stores in operation, as compared to 116 stores on December 27, 1997.

         Management continues to seek effective ways of combating the adverse effect on same store sales. In addition to competitive pressures in the quick service food industry generally and in certain of its markets, the Company's second quarter is also negatively affected by the number of holidays around the Thanksgiving and Christmas periods. This impact has increased in recent years as more workers take extra time off around the holidays, which is directly reflected in the Company's sales because of the location of most of its stores in or near office buildings. One recent initiative undertaken in an effort to address this trend was a new gift certificate program introduced in the second quarter. The initial response to this program was modestly favorable; gift certificates aggregating approximately $16,000 were sold during the quarter, and management expects to work on improved ways of marketing gift certificates in the future.

         New product and promotional offerings also continue to be refined and tested. The Company tries to introduce at least one new promotional product each quarter. This is a way to add ongoing menu variety for customers, as well as affording the Company the opportunity to test new products. Promotions that have the most successful reception are added to the permanent menu. During the second quarter this year the promotional offering was the "Soho Spud" program, which is a one pound baked potato offered with a variety of toppings. While the Company cannot precisely measure the sales attributable to its various menu items, management's assessment is that the initial results of this promotional program were moderately favorable.

         The Company also introduced during the quarter a new combo program and phased out the two-size sandwich option. During fiscal 1997, the Company began offering its sandwiches in either regular or large size. Employee training proved to be difficult for the two size sandwich program and management also believes that customers did not perceive the larger size as better value. Now all stores have a single size sandwich that is slightly smaller than the previous large version and, when packaged with chips and a drink into a combo offering, is produced at a lower food and paper cost than the Company's overall average.

         During the three month period ended December 26, 1998, the Company also continued to market its franchise program. There were no additional franchised stores opened in the second quarter. The Company continues to look at franchising as its growth vehicle, and presently expects four units to be opened in the third quarter. There were eleven franchised units open as of December 26, 1998. Revenues from franchise fees and royalties were $47,774 for the three month period, and $94,044 for the sixth month period ended December 26, 1998. The Company's franchise director resigned in September 1998; management expects to fill this position as soon as possible.

COST OF SALES

         Cost of sales as a percentage of net sales decreased to 90.8 percent during the three month period ended December 26, 1998 from 91.2 percent in the corresponding three month period in the previous year. For the six month period ended December 26, 1998, cost of sales decreased to 90.1 percent from 91.1 percent for the prior year's corresponding six month period.

         The major components of the cost of sales for the three month and six month periods ended December 26, 1998 and December 27, 1997, are shown in the following tables:


                                       For the Three Month Period Ended
                             DECEMBER 26, 1998                 DECEMBER 27, 1997
                       ---------------------------      --------------------------
                         Amount         % of Sales         Amount       % of Sales
                       ---------------------------      --------------------------
Food/Paper               5,165,568        35.8%          $ 5,723,952       36.2%
Labor                    3,300,602        22.9%            3,668,009       23.2%
Store Expenses           4,643,146        32.2%            5,015,392       31.7%
                       ---------------------------      --------------------------
                       $13,109,316        90.8%          $14,407,353       91.2%
                       ===========================      ==========================



                                      For the Six Month Period Ended
                             DECEMBER 26, 1998                 DECEMBER 27, 1997
                       ---------------------------      --------------------------
                         Amount         % of Sales         Amount       % of Sales
                       ---------------------------      --------------------------
Food/Paper              10,725,272         36.1%         $11,510,903       36.0%
Labor                    6,706,788         22.6%           7,418,528       23.2%
Store Expenses           9,319,777         31.4%          10,197,689       31.9%
                       ---------------------------      --------------------------
                       $26,751,837         90.1%         $29,127,120       91.1%
                       ===========================      ==========================

         Food costs as a percentage of sales decreased 0.4 percent in the second quarter of fiscal 1999 as compared to the same quarter of fiscal 1998. The decrease was primarily due to the introduction of the sandwich combo program with a single size sandwich and an overall lower food cost than the two size sandwich option it replaced, and an overall price increase in the salad bar and other menu items.

         Food costs as a percentage of sales increased 0.1 percent for the six months ending December 26, 1998 as a percentage of sales as compared to the same six months of fiscal 1998. The 0.4 percent decrease in food cost from the second quarter of fiscal 1999 was offset by an increase in food cost of 0.7 percent from the first quarter of fiscal 1999, leading to a overall increase of 0.1 percent for the six month period.

         Labor costs as a percentage of net sales decreased 0.3 percent compared to the second quarter of fiscal 1998, and decreased 0.6 percent for the six month period this year compared to fiscal 1998. The decrease was primarily due to the implementation of new products that require less production time, and to other management efforts at cost containment. Labor costs continue to be adversely affected by decreases in same store sales, as lower sales are spread over a relatively fixed level of labor cost. There were no significant wage increases during the first two quarters of fiscal 1999 as compared to fiscal 1998.

         Store expenses as a percentage of net sales increased 0.5 percent for the second quarter as compared to the same quarter last year. Occupancy costs increased 1.1 percent primarily due to lower sales over the same fixed rent costs. That increase was offset by 0.3 percent lower depreciation, primarily as a result of the FAS 121 write down in the fourth quarter of fiscal 1998. Other decreases in the second quarter were a 0.2 percent decrease in payroll taxes and fringe benefits as a result of lower labor costs, a 0.1 percent decrease in taxes and licenses and a 0.1 decrease in computer lease payments.

         During the six month period ended December 26, 1998, store expenses as a percentage of sales decreased 0.5 percent from the six month period the previous year. The decrease came from 0.3 percent reduction in depreciation mainly from FAS 121 write downs in 1998 and 0.3 reduction in payroll taxes and fringe benefits as a result of lower labor costs.

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended December 26, 1998 decreased $78,095, or 4.9 percent, as compared to the three month period ended December 27, 1997. In the second quarter of last year, management changes undertaken in certain cities with operating difficulties, principally Denver and Dallas, accounted for approximately $40,000 in additional costs that were not incurred in this year's second quarter. The decline this year also includes the effect of the sale in fiscal 1998 of two of the Company's three metropolitan New York stores and elimination of approximately $50,000 in related division overhead.

         Administrative and general expenses for the six month period ended December 26, 1998 decreased by $294,404, or 8.8 percent to $3,057,011 from $3,351,415, as compared to the six months period ended December 27, 1997. A significant portion of the fiscal 1999 decrease is from the effect of the fiscal 1998 costs incurred at the division level, including approximately $125,000 in severance and other termination costs booked in connection with the Dallas and Denver management changes, approximately $41,000 from the closing of the division office in New York, approximately $77,000 associated with the elimination of a catering sales position and other changes in Los Angeles.

TAXES ON INCOME

         The effective tax rate for the second quarter and for the first six months ended December 26, 1998 was 40 percent and 40 percent, which corresponds with the effective tax rates for each of the second quarter and first six months ended December 27, 1997 of 40 percent and 40 percent, respectively.

INTEREST EXPENSE, NET

         In the three month period ended December 26, 1998, the Company had net interest expense of $15,136 compared to net interest expense of $78,949 for the three month period ended December 27, 1997. Interest expense is primarily related to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (6.868) or the bank's quoted cost of funds plus 175 basis points (8.1875). The Company had $1,308,037 at December 25, 1998 outstanding against this line compared to $3,211,508 at December 26, 1997. The interest expense for the three month period December 26, 1998 of $23,439 was offset by $8,303 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

         In the six month period ended December 26, 1998, net interest expense declined $46,895 to $52,992, or 46.9 percent, from $99,887. The lower net interest expense was primarily the result of lower average monthly borrowings during the current year of $1,211,000 versus $2,690,000 for the same period last year. Net interest for the six months includes interest earned of $14,744 and $11,005 in fiscal 1999 and 1998, respectively, from notes held by the Company.

IMPACT OF INFLATION

         Many of the Company's employees are paid hourly rates related to the federal minimum wage. The two minimum wage increases, effective October 1, 1996 and September 1, 1997, the latter of which took effect during the last half of the Company's fiscal 1998 year, have not had a direct effect on the Company's labor cost except to the extent that it has required ongoing efforts to improve labor efficiency. The Company continues to look for ways of doing business with fewer employees, as continued wage increases together with a generally tight labor market put increasing pressures on costs. These and other inflationary effects also are reflected over time in increased prices.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to obtain the cash required for the conduct of its business depends upon cash from operations and, to a lesser extent, bank borrowings. Historically, cash flow from operations and periodic bank borrowings generally have been sufficient to finance the expansion of the Company's business. As the Company's franchise operations begin to move out of the development stage, revenues from franchise operations as well as franchisee-provided capital expenditures may contribute to expansion and growth financing. The Company does not maintain significant receivables or inventory and it receives trade credit in purchasing food and supplies. Stores not meeting the Company's performance criteria may be closed or sold. The terms of some such sales require the Company to take back notes, which are contained in the Company's notes receivable balance, for all or a portion of the sale price.

         At December 26, 1998 the ratio of the Company's current assets to current liabilities was .57 to 1.00, as compared to a current ratio of .48 to
1.00 at June 27, 1998. This reflects the Company's continued use of available cash in the second quarter of 1999 for the acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long-term debt.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were $119,111 and $1,823,259 for the six month periods ended December 26, 1998 and December 27, 1997, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1999 will be approximately $1,500,000. During the second quarter of 1999, the Company's Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During the six month period ended December 26, 1998, a total of 150,000 shares were purchased at an acquisition cost of $482,624.

         The Company has historically met its capital needs from short-term bank borrowings and internally generated funds. Cash generated from operations totaled $705,985 for the six month period ended December 26, 1998. As of the end of the fiscal quarter, the Company had in place a line of credit, which provides for borrowings up to $7,500,000 from AmSouth Bank pursuant to the terms of a Credit Agreement dated June 19, 1996 (the "Credit Agreement"). The Credit Agreement contains certain covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. The Company is presently in compliance with these covenants. As of the end of the second quarter of fiscal 1998, the Company's debt service coverage ratio was 1.21, which was less than the 1.30 then required by the Credit Agreement. The lender waived compliance with the debt service coverage ratio covenant for the 1998 second fiscal quarter and reduced the debt service coverage ratio requirement from 1.30 to 1.15 for the fiscal quarters ended March 28, 1998 and June 27,

1998. At June 27, 1998, and December 26, 1998, the Company's debt service coverage ratio was 1.29 and 1.38, respectively.

         After the end of the fiscal quarter ended December 26, 1998, the Company entered into an Amended and Restated Credit Agreement, effective as of February 1, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement reduces the amount of the maximum borrowings to $4,000,000, and changed the interest rate from a LIBOR-based floating rate to prime. The financial covenants were also modified to decrease the tangible net worth requirement and capital expenditure limitations. The 1.3 debt service coverage ratio requirement continues as under the prior Credit Agreement.

         The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.

SUBSEQUENT EVENT--SALE OF LOS ANGELES DIVISION

         Effective December 31, 1998, shortly after the end of the fiscal quarter, the Company sold five stores in the Los Angeles area, and entered into a management agreement for its remaining Los Angeles store, to California Fresh Deli, Inc. ("CFD"). CFD has signed a franchise agreement with the Company for the five purchased stores, and will manage the sixth store for the remainder of the current lease term.

         The sale price of the five stores was $800,000, paid by CFD in the form of an installment note without interest. The note is payable in eighteen monthly installments of $12,000 each beginning June 1, 1999 and ending November 1, 2000, and thereafter in monthly installments equal to the greater of $13,333 or eight percent of the Net Revenues (defined as gross sales less sales tax) from the five stores for the preceding month. The book value of the assets sold was approximately $725,000. CFD will manage and operate, as an independent contractor, the Company's remaining Los Angeles store until December 31, 1999 or such earlier date as the Company closes the store in connection with the termination or assumption by a third party of the current lease. CFD will receive no payment for managing the store.

         CFD has entered into a franchise agreement for the five stores purchased from the Company. After the $800,000 note has been paid in full, CFD will begin paying the Company a franchise fee equal to five percent of CFD's weekly Net Revenues for the preceding week, plus a weekly Production Fund Contribution equal to one percent of weekly Net Revenues for the preceding week.

YEAR 2000 ISSUES

         The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The problem is complex as virtually every computer operation will be affected is some way by the rollover of the two digit year value 00. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail. The Company is utilizing internal and external resources in an attempt to identify and correct, or reprogram, all systems for the 2000 compliance. It is presently anticipated that all reprogramming projects will be completed by June 1999, allowing adequate time for testing. The Company's sales reporting and inventory system was developed internally, and will need modifications which are underway and currently scheduled for completion in March 1999. Management considers these modifications to involve a moderate effort and expects to use internal resources for completion. All computer hardware and other electronic equipment are currently undergoing compliance testing. The Company has budgeted $40,000 for installation and training of the upgraded systems. Due to the fact that most of the Company's computer and telecommunications equipment are relatively new, the cost to bring it into compliance are not expected to result in material expenditures. The Company believes its Year 2000 plans are sufficient, but will continue to develop contingency plans as needed in the future.





                           --------------------------

                           PART II: OTHER INFORMATION

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant's regular Annual Meeting of Shareholders was held on November 5, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.
         (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.
         (c) At the Annual Meeting the matters considered and voted upon (other than procedural matters and ratification of auditors) and the number of votes cast are as follows:

                  Election of directors:

                                             VOTES         VOTES
                      NAME                    FOR         WITHHELD*
                  Alan V. Kaufman          2,567,655       92,611
                  Robert G. Barrow         2,567,655       92,611
                  Jeffrey V. Kaufman       2,567,255       93,011
                  William S. Atherton      2,567,655       92,611
                  Aaron Beam, Jr.          2,567,655       92,611
                  William M. Byrne         2,567,655       92,611
                  Jake L. Netterville      2,567,655       92,611

* Includes votes withheld and broker non-votes

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  Exhibit 4.5       Amended and Restated Credit Agreement dated
                                    February 2, 1999, between Wall Street Deli, Inc.
                                    and AmSouth Bank..........................................page 20

                  Exhibit 27        Financial Data Schedule, submitted to the Securities and Exchange
                                    Commission in electronic format

         (b)      Reports on Form 8-K:
                  There were no reports on Form 8-K filed during the quarter ended December 26, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                               WALL STREET DELI, INC.



February 8, 1999                       /s/   Jeffrey V. Kaufman
                                    -------------------------------------
                                    JEFFREY V. KAUFMAN
                                    President and Chief Executive Officer


February 8, 1999                     /s/ Robert G. Barrow
                                    -------------------------------------
                                    ROBERT G. BARROW
                                    Chief Financial Officer and
                                    Principal Accounting Officer