Form 10-Q
period 1999-03-27
WALL STREET DELI INC
filed 1999-05-11
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 27, 1999
                                                             --------------

                                       or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934 For the transition period from         to
                                                             -------    -------
                           Commission File No. 0-11271


                             WALL STREET DELI, INC.
             (Exact name of registrant as specified in its Charter)

      DELAWARE                                      63-0514240
      (State of Incorporation)                      (IRS Employer I.D. No.)

                        One Independence Plaza, Suite 100
                            Birmingham, Alabama 35209
                    (Address of principal executive offices)

                                 (205) 870-0020
                         (Registrant's telephone number)

                              --------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X          No
                               ---               ---

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                                    Outstanding at May 6, 1999
----------------------------                        --------------------------
Common Stock, $.05 Par Value                                 3,414,802

                                      INDEX


                                                                                 Page No.
                                                                                 --------

PART I:   FINANCIAL INFORMATION

          ITEM 1:   Financial Statements.............................................. 1

                            Consolidated Balance Sheets............................... 2

                            Consolidated Statements of Operations..................... 4

                            Consolidated Statements of Stockholders' Equity............5

                            Consolidated Statements of Cash Flows..................... 6

                    Notes to Consolidated Financial Statements........................ 7

          ITEM 2:   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................11


PART II:  OTHER INFORMATION

          ITEM 6:   Exhibits and Reports on Form 8-K .................................18

          SIGNATURES..................................................................19

                          PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at March 27, 1999 (unaudited) and June 27, 1998.

                  Consolidated Statements of Operations (unaudited) for the three and nine month periods ended March 27, 1999 and March 28, 1998.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the three and nine month periods ended March 27, 1999 and March 28, 1998.

                  Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended March 27, 1999 and March 28, 1998.

         Notes to Consolidated Financial Statements (unaudited).



                         -----------------------------


              [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            MARCH 27, 1999     JUNE 27, 1998
                                                            --------------     -------------
ASSETS                                                       (unaudited)

CURRENT
   Cash and cash equivalents                                 $  1,155,918       $    409,044
   Accounts and notes receivable, net (Note 3)                    863,409          1,319,436
   Inventories (Note 4)                                           556,560            583,405
   Refundable income taxes                                        333,411            333,411
   Deferred tax assets                                            570,000            570,000
   Prepaid income tax                                             338,116               --
   Prepaid expenses and other                                     238,005            242,659
                                                             ------------       ------------
TOTAL CURRENT ASSETS                                            4,055,419          3,457,955
                                                             ------------       ------------
EQUIPMENT AND IMPROVEMENTS
   Equipment and fixtures                                      18,747,687         19,674,714
   Leasehold improvements                                      15,870,768         16,319,331
                                                             ------------       ------------
                                                               34,618,455         35,994,045
Less accumulated depreciation and amortization                (24,373,390)       (22,973,956)
                                                             ------------       ------------
NET EQUIPMENT AND IMPROVEMENTS                                 10,245,065         13,020,089
                                                             ------------       ------------
OTHER
   Cash surrender value of insurance on officers' lives           301,609            781,362
   Long-term portion of notes receivable (Note 3)                 393,943            211,402
   Assets of business transferred under contractual
     arrangement (Note 6)                                         638,000               --
   Deferred tax assets                                          2,506,548          2,392,000
                                                             ------------       ------------
TOTAL OTHER ASSETS                                              3,840,100          3,384,764
                                                             ------------       ------------
                                                             $ 18,140,584       $ 19,862,808
                                                             ============       ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        MARCH 27, 1999      JUNE 27, 1998
                                                        --------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     (unaudited)

CURRENT LIABILITIES
  Notes payable                                          $  1,769,791       $  2,004,810
  Accounts payable                                          1,488,654          1,582,901
  Accruals:
     Taxes other than income                                  545,432            572,800
     Compensation                                             581,995            818,765
     Rent                                                     640,578          1,018,824
     Workers' compensation                                    953,805            781,145
     Miscellaneous                                            444,716            366,839
                                                         ------------       ------------
TOTAL CURRENT LIABILITIES                                   6,424,971          7,146,084
                                                         ------------       ------------
Commitments and contingencies (Notes 6 and 8)
STOCKHOLDERS' EQUITY
  Common stock, $.05 par - shares authorized
    20,000,000; issued 3,414,802                              170,740            170,740
  Additional paid-in capital                               10,787,369         10,787,369
  Retained earnings                                         3,004,595          3,523,082
                                                         ------------       ------------
                                                           13,962,704         14,481,191
Treasury stock, at cost, 518,325 and 368,325 shares        (2,247,091)        (1,764,467)
                                                         ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                 11,715,613         12,716,724
                                                         ------------       ------------
                                                         $ 18,140,584       $ 19,862,808
                                                         ============       ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                           For the Three Month                  For the Nine Month
                                                              Period Ended                          Period Ended
                                                       MARCH 27,         MARCH 28,          MARCH 27,           MARCH 28,
                                                         1999              1998               1999               1998
                                                    ---------------------------------------------------------------------
NET SALES                                           $ 13,689,189       $ 15,665,723       $ 43,379,888       $ 47,640,411
Costs and expenses (income):
   Costs of sales                                     12,360,013         14,111,689         39,111,852         43,238,761
   Administrative and general expense                  1,694,750          1,504,153          4,751,890          4,855,553
   Interest expense - net                                 52,920             55,301            105,891            155,189
   (Gain) loss on sale of leasehold
      improvements and equipment                          81,223            (18,611)            43,401            (54,011)
                                                    ---------------------------------------------------------------------
TOTAL COSTS AND EXPENSES:                             14,188,906         15,652,532         44,013,034         48,195,492
                                                    ---------------------------------------------------------------------
Income (loss) before taxes (benefit) on income          (499,717)            13,191           (633,146)          (555,081)
Taxes (benefit) on income (loss)                         (60,500)             5,278           (114,659)          (222,150)
                                                    ---------------------------------------------------------------------
Net income (loss)                                   $   (439,217)      $      7,913       $   (518,487)      $   (332,931)
                                                    =====================================================================
Basic and diluted earnings (loss) per common
   share (Note 5)                                   $       (.15)      $        .00       $       (.18)      $       (.11)
                                                    =====================================================================
Weighted average number of common
   shares outstanding (Note 5)                         2,896,477          3,072,771          2,951,481          3,108,903
                                                    =====================================================================

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                              Common Stock                                        Treasury Stock
                                     -------------------------                                ----------------------
                                                                  Additional
                                          Number                    paid-in       Retained     Number
                                        of shares      Amount       capital       earnings    of shares    Amount
                                     -------------------------------------------------------------------------------

  Balance, June 28, 1997                3,413,777     $170,689    $10,782,448    $7,365,512    263,825    $1,382,141
     Net loss for the quarter                                                      (169,358)
     Exercise of stock options                625           31          3,156
     Purchase of treasury stock                                                                 35,000       132,138
                                     -------------------------------------------------------------------------------
  Balance, September 27, 1997           3,414,402      170,720     10,785,604     7,196,154    298,825     1,514,279
     Net loss for the quarter                                                      (171,644)
     Purchase of treasury stock                                                                 35,000       124,688
                                     -------------------------------------------------------------------------------
  Balance, December 27, 1997            3,414,402      170,720     10,785,604     7,024,510    333,825     1,638,967
     Net income for the quarter                                                       7,916
     Exercise of stock options                400           20          1,765
     Purchase of treasury stock                                                                 10,000        35,000
                                     -------------------------------------------------------------------------------
  Balance, March 28, 1998               3,414,802      170,740     10,787,369     7,032,426    343,825     1,673,967
                                     ===============================================================================

  Balance, June 27, 1998                3,414,802    $ 170,740    $10,787,369    $3,523,082    368,325    $1,764,467
     Net income for the quarter                                                      36,358
     Purchase of treasury stock                                                                 80,000       253,124
                                     -------------------------------------------------------------------------------
  Balance, September 26, 1998           3,414,802      170,740     10,787,369     3,559,440    448,325     2,017,591
     Net loss for the quarter                                                      (115,628)
     Purchase of treasury stock                                                                 70,000       229,500
                                     -------------------------------------------------------------------------------
  Balance, December 26, 1998            3,414,802      170,740    $10,787,369     3,443,812    518,325     2,247,091
     Net loss for the quarter                                                      (439,217)
                                     -------------------------------------------------------------------------------
  Balance, March 27, 1999               3,414,802     $170,740    $10,787,369    $3,004,595    518,325    $2,247,091
                                     ===============================================================================


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For the Nine Month
                                                                              Period Ended
                                                                      -----------------------------
                                                                       MARCH 27,         MARCH 28,
                                                                          1999             1998
                                                                      -----------       -----------
OPERATING ACTIVITIES:

Net loss                                                              $  (518,487)      $  (332,931)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                        2,320,164         2,705,704
   (Gain) loss on sale of leasehold improvements and equipment             81,223           (54,011)
   Deferred income taxes (benefits)                                      (114,548)               --
       Changes in operating assets and liabilities:
          Receivables - net (Note 3)                                      654,028          (461,081)
          Inventories                                                      26,845               428
          Prepaid expenses and other                                     (333,462)          (80,767)
          Accounts payable                                                (94,247)         (261,050)
          Accruals                                                       (391,847)         (414,946)
                                                                      -----------       -----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                1,629,669         1,101,346
                                                                      -----------       -----------
INVESTING ACTIVITIES
   Payments for purchase of leasehold improvements and equipment         (749,164)       (2,349,003)
   Proceeds from sale of leasehold improvements and equipment              62,627           124,444
   Collections on notes receivable                                         41,632           133,248
   Decrease (increase) in cash surrender value of insurance on
       officers' lives                                                    479,753           (45,797)
                                                                      -----------       -----------
   CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (165,152)       (2,137,108)
                                                                      -----------       -----------
FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit                        (235,019)        1,443,900
   Proceeds from exercise of stock options                                     --             4,972
   Acquisition of treasury stock                                         (482,624)         (291,825)
                                                                      -----------       -----------
   CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (717,643)        1,157,047
                                                                      -----------       -----------
NET INCREASE IN CASH FOR THE PERIOD                                       746,874           121,285
   Cash and cash equivalents, beginning of period                         409,044           490,058
                                                                      -----------       -----------
   Cash and cash equivalents, end of period                           $ 1,155,918       $   611,343
                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
   Cash paid during the period for:
       Interest                                                       $    94,430       $   137,689
       Income taxes                                                   $   221,364       $   324,800
   Notes received from sale of leasehold improvements and
       equipment and assets of business transferred under
       contractual arrangement, net                                   $ 1,222,620       $   445,857

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 27, 1999 and the results of operations and changes in stockholders' equity for the three and nine month periods ended March 27, 1999 and March 28, 1998, and cash flows for the nine month periods ended March 27, 1999 and March 28, 1998.

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

2. The results of operations for the nine month periods ended March 27, 1999 and March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts and notes receivable consists of:

                                                             March 27,          June 27,
                                                                1999              1998
                                                            -----------       -----------
            Accounts receivable                             $   774,495       $ 1,262,505
            Notes receivable                                    454,706           333,530
            Other receivables                                   488,804           420,001
                                                            -----------       -----------
                                                              1,718,005         2,016,036
            Less allowance for doubtful accounts               (460,653)         (485,198)
                                                            -----------       -----------
                                                              1,257,352         1,530,838
            Less long-term portion of notes receivable         (393,943)         (211,402)
                                                            -----------       -----------
                                                            $   863,409       $ 1,319,436
                                                            ===========       ===========

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. Earnings per share ("EPS") have been computed in accordance with the provisions of SFAS 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the respective periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then shares in the earnings of the Company.

         The effect of shares issuable under the Company's stock option plan are excluded for the nine month periods ended March 27, 1999 and March 28, 1998 and the three month period ended March 27, 1999 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the three month period ended March 28, 1998 because the significant majority of common options outstanding were prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:


                                                  For the Three                 For the Nine
                                               Month Period Ended            Month Period Ended
                                            ------------------------      ------------------------
                                            MARCH 27,      MARCH 28,      MARCH 27,      MARCH 28,
                                               1999           1998           1999           1998
                                            ---------      ---------      ---------      ---------
 Weighted average number of common
     shares used for basic EPS              2,896,477      3,072,771      2,951,481      3,108,903
 Effect of dilutive stock options                   -              -              -              -
                                            ---------      ---------      ---------      ---------
Weighted average number of common
  shares and dilutive potential common
  stock used in diluted EPS                 2,896,477      3,072,771      2,951,481      3,108,903
                                            =========      =========      =========      =========

6. Effective December 31, 1998, the Company transferred leasehold improvements and equipment and subleased five stores in the Los Angeles, California area to California Fresh Deli, Inc. ("CFD"). CFD entered into a franchise agreement with the Company to operate the five stores and a management agreement to manage for the Company a sixth store also in the Los Angeles area for the remainder of the current lease term.

         The Company received approximately $40,500 in cash and a $800,000 non-interest bearing note, payable in monthly installments at $12,000 from June 1999 through November 2000, and at the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "Assets of business transferred under contractual arrangement" net of a valuation allowance of $162,000. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

7. The effective tax rate for the third quarter and for the nine months ended March 27, 1999 was 12 percent and 18 percent, respectively. Estimated amounts of tax benefits not considered more likely than not to be realized result in decreases from the effective tax rate of 40 percent for each of the third quarter and nine month period ended March 28, 1998.

8. During the third quarter, the Company entered into an Amended and Restated Credit Agreement, effective as of February 1, 1999 with AmSouth Bank (the "Amended Credit Agreement"). The Amended Credit Agreement reduced the amount of the maximum borrowings from $7,500,000 to $4,000,000, changed the interest rate from a LIBOR-based floating rate to prime and modified certain financial covenants. The Amended Credit Agreement contains covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. As of the end of the third quarter of fiscal 1999, the Company's net worth was $11.7 million, which was less than the $12.0 million required by the Amended Credit Agreement. Also, as of March 27, 1999, the Company's debt service coverage ratio was 1.28, which was less than the 1.30 required by the Amended Credit Agreement. Subsequent to the end of the quarter, however, the note payable balance was significantly reduced, which brought the Company into compliance with the debt service ratio covenant. The lender granted a temporary waiver of compliance with these covenants, and the Company anticipates full compliance with the existing covenants by the end of fiscal 1999.

9. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

         Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things, the Company's operating performance, anticipated growth strategies, trends in the food service industry and other trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from those anticipated or projected, including, among others, new franchising programs and other new products and programs, recent changes in management, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, and weather conditions and seasonal effects.

          In addition, a significant element of uncertainty is occasioned by the Company's recent announcements that it is in discussions with third parties concerning the possibility that the Company may be acquired, as detailed in its filings on Form 8-K dated February 23, 1999, April 15, 1999 and April 22, 1999.

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


                                 For the Three Month Period Ended       For the Nine Month Period Ended
                                   March 27,           March 28,         March 27,           March 28,
                                     1999                1998              1999                1998
                                 ---------------   --------------       -------------    ---------------
Net sales                            100.0%              100.0%             100.0%             100.0%
Cost of sales                         90.3                90.1               90.2               90.7
                                 ---------------   --------------       -------------    ---------------
Gross profit                           9.7                 9.9                9.8                9.3
Administrative and general            12.4                 9.6               11.0               10.2
                                 ---------------   --------------       -------------    ---------------

                                           For the Three Month Period Ended       For the Nine Month Period Ended
                                             March 27,           March 28,          March 27,         March 28,
                                              1999                1998                1999               1998
                                          --------------     --------------       -------------    ---------------
   Operating income (loss)                    (2.7)                  0.3             (1.2)              (0.9)
Other income (expense), net                   (0.9)                  0.2             (0.3)              (0.2)
                                           -------------     --------------       -------------    --------------
   Income (loss) before taxes (benefit)
      on income (loss)                        (3.6)                  0.1             (1.5)              (1.1)
Tax (benefit) on income (loss)                (0.4)                  0.0             (0.3)              (0.4)
                                           -------------     --------------       -------------    --------------
Net income (loss)                             (3.2)                  0.1%            (1.2)              (0.7)%
                                           =============     ==============       =============    ==============

NET SALES

         Net sales for the third quarter ended March 27, 1999 totaled $13,689,189 as compared to net sales of $15,665,723 for the third quarter ended March 28, 1998, for a decrease in net sales of $1,976,534, or 12.6 percent. The decrease is principally the result of the $1,271,210 in sales from stores in operation during the third quarter of 1998 that had been sold or closed by the end of the third quarter of fiscal 1999. A 6.4% decrease in same store sales accounted for the remainder of the net sales decrease. During the third quarter 1999, a total of seven company stores were sold or closed, including the five Los Angeles stores converted to franchises.

         Net sales for the nine month period ended March 27, 1999 totaled $43,379,888 as compared to net sales of $47,640,411 for the corresponding nine month period ended March 28, 1998, for a decrease in net sales of $4,260,523, or
8.9 percent. Of the net sales decrease, $2,762,002 reflects sales from stores in operation during the nine month period of 1998 that had been sold or closed by the end of the nine month period of 1999. A 5.5% decrease in same store sales accounted for the remainder of the net sales decrease. During the nine month period of 1999, eight company stores were sold or closed.

         As previously reported, at the beginning of the third fiscal quarter, the Company transferred leasehold improvements and equipment and subleased five stores in the Los Angeles area to California Fresh Deli, Inc. ("CFD"). CFD entered into a franchise agreement with the Company to operate the five stores and will manage a sixth store also in the Los Angeles area for the remainder of the current lease term. See note 6 of the Notes to the Consolidated Financial Statements in this report.

         At March 27, 1999, there were 104 Wall Street Deli company-owned stores in operation, as compared to 114 company-owned stores on March 28, 1998. Average sales per store for all stores were approximately $399,229 and $413,396 for the nine month periods ending March 27, 1999 and March 28, 1998, respectively.

         The Company continues to face intense competition in the quick service food industry, and management believes the negative trend in its same store sales is largely attributable to this. Operational problems in certain markets are, however, also a significant contributing factor. In addition, while store catering sales represent only approximately 13% of overall sales, the amount of decrease in same store catering sales during the third quarter was greater than the overall same store sales decreases. Management continues to seek effective ways of combating the adverse effect that competitive pressures, both in the quick service food industry generally and in certain of its markets, have had on same store sales.

         The Company also continues to refine and test new products and promotional offerings. The Company tries to introduce at least one new promotional product each quarter, as a way to add ongoing menu variety for customers, as well as affording the Company the opportunity to test new products. Promotions that have the most successful reception are added to the permanent menu. During the third quarter this year a new series of sandwiches called "Manhattan Melts" was introduced. This promotional includes three new sandwiches which implement and showcase a new Italian flat bread, a high-quality bread product that is perceived to have been well received by customers. The Company also re-introduced pepper-jack cheese and a fat free honey mustard with the Manhattan Melt program. Based on results to date, the Italian flat bread has been added as a standard menu option, and future promotions are expected to use this product. While results are not believed to have significantly increased same store sales, management is pleased with this implementation and will look to similar quality upgrades for other products as part of its ongoing menu enhancement efforts. While the Company cannot precisely measure the sales attributable to its various menu items, management's assessment is that the initial results of this promotional program were moderately favorable.

         During the three month period ended March 27, 1999, three additional franchised stores were opened, plus the five Los Angeles stores that were converted to franchises. The Company continues to look toward franchising as a growth vehicle, and presently expects one unit to be opened in the fourth quarter. There were sixteen franchised units open as of March 27, 1999. Revenues from franchise fees and royalties were approximately $116,000 for the three month period, and $210,000 for the nine month period ended March 27, 1999. During the third quarter of fiscal 1999, the Company substantially reduced marketing efforts for its franchise program, in view of the uncertainties occasioned by the discussions concerning a possible sale of the Company.

COST OF SALES

         Cost of sales as a percentage of net sales increased to 90.3 percent during the three month period ended March 27, 1999 from 90.1 percent in the corresponding three month period in the previous year. For the nine month period ended March 27, 1999, cost of sales decreased to 90.2 percent from 90.7 percent for the prior year's corresponding nine month period. Costs as a percentage of sales are adversely affected by decreases in same store sales, as lower sales are spread over costs that include fixed elements.

         Cost of sales consists of the following significant components:


                                          For the Three Month Period Ended
                                 MARCH 27, 1999                       MARCH 28, 1998
                        -------------------------------      ------------------------------
                          Amount             % of Sales        Amount            % of Sales
                        -----------          ----------      -----------         ----------
Food/Paper              $ 4,860,729             35.5%        $ 5,610,987             35.8%
Labor                     3,070,834             22.4           3,536,702             22.6
Store Expenses            4,428,450             32.4           4,964,000             31.7
                        -----------             ----         -----------             ----
                        $12,360,013             90.3%        $14,111,689             90.1%
                        ===========             ====         ===========             ====


                                          For the Nine Month Period Ended
                                MARCH 27, 1999                       MARCH 28, 1998
                        -------------------------------      ------------------------------
                          Amount             % of Sales        Amount            % of Sales
                        -----------          ----------      -----------         ----------
Food/Paper              $15,586,001             35.9%        $17,121,888             35.9%
Labor                     9,777,622             22.5          10,955,230             23.0
Store Expenses           13,748,229             31.8          15,161,643             31.8
                        -----------             ----         -----------             ----
                        $39,111,852             90.2%        $43,238,761             90.7%
                        ===========             ====         ===========             ====

         Food costs as a percentage of sales decreased 0.3 percent for the three month period ended March 27, 1999 as compared to the three month period ended March 28, 1998. The decrease was primarily due to the one time start up costs incurred by the Company in March of 1998 associated with changing its national food distributor. The Company also continues to look at ways to lower food cost including new ways of pricing the salad bar, either by eliminating the max-out program or by installing a new tossed salad concept that is in test. Food costs as a percentage of sales did not change for the nine month period ended March 27, 1999 as compared to the nine month period ended March 28, 1998.

         Labor costs as a percentage of net sales decreased 0.2 percent compared to the third quarter of fiscal 1998, and decreased 0.5 percent for the nine month period this year compared to fiscal 1998. The decrease was primarily due to the implementation of new products that require less production time, and to continued management efforts at cost containment. There were no significant wage increases during the first three quarters of fiscal 1999 as compared to fiscal 1998.

         Store expenses as a percentage of net sales increased 0.7 percent for the third quarter as compared to the same quarter last year. Occupancy costs increased 1.1 percent, utilities increased 0.2 percent and cleaning and janitorial expenses increased 0.2 percent, all primarily due to lower sales over the same fixed costs. Miscellaneous supplies and services increased 0.3 percent. These increases were offset by 0.6 percent lower depreciation, primarily as a result of the FAS 121 write down in the fourth quarter of fiscal 1998. Other decreases in the third quarter were a 0.1 percent decrease in payroll taxes and fringe benefits as a result of lower labor costs, a 0.3 percent decrease in restaurant supplies and a 0.1 percent decrease in computer lease payments.

         During the nine month period ended March 27, 1999, store expenses as a percentage of sales were consistent from the nine month period the previous year. There were decreases of 0.4 percent in depreciation mainly from FAS 121 write downs in 1998 and 0.3 percent in payroll taxes and fringe benefits as a result of lower labor costs. These decreases were offset by an increase of 0.6 percent in occupancy costs.

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended March 27, 1999 increased $190,597, or 12.7 percent, as compared to the three month period ended March 28, 1998. This increase is principally the result of a $267,326 increase for insurance reserves caused by an increase in the Company's estimate of its aggregate liability for all open claims. That increase was offset by reductions from the prior year; in the third quarter of last year, management changes undertaken in certain cities with operating difficulties, principally Denver and Dallas, accounted for approximately $12,000 in additional costs that were not incurred in this year's third quarter. The expense decline during the third quarter this year also includes the effect of the sale in fiscal 1998 of two of the Company's three metropolitan New York stores and elimination of approximately $50,000 in related division overhead.

         Administrative and general expenses for the nine month period ended March 27, 1999 decreased by $103,663, or 2.1 percent, as compared to the nine month period ended March 28, 1998. A significant portion of the fiscal 1999 decrease is from the effect of the fiscal 1998 costs incurred at the division level, including approximately $40,000 in severance and other termination costs booked in connection with the Dallas and Denver management changes, approximately $190,000 from the closing of the division office in New York, and approximately $45,000 associated with the elimination of a catering sales position and other changes in Los Angeles. A divisional management consolidation in Houston and Dallas during fiscal 1999 provided savings of approximately $60,000 in administrative and general expenses for the nine month period ended March 27, 1999 as compared to the nine month period ended March 28, 1998. These decreases were offset by the increase for insurance reserves in the third quarter.

TAXES ON INCOME

         The effective tax rate for the third quarter and for the nine months ended March 27, 1999 was 12 percent and 18 percent, respectively. Estimated amounts of tax benefits not considered more likely than not to be realized result in decreases from the effective tax rate of 40 percent for each of the third quarter and nine month period ended March 28, 1998.

INTEREST EXPENSE, NET

         In the three month period ended March 27, 1999, the Company had net interest expense of $52,920 compared to net interest expense of $55,301 for the three month period ended March 28, 1998. Interest expense is primarily related to the Company's $4,000,000 unsecured line of credit which bears interest at prime. The Company had $1,769,791 at March 27, 1999 outstanding against this line compared to $2,449,300 at March 28, 1998. The interest expense for the three month period March 27, 1999 of $60,456 was offset by $7,536 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

         In the nine month period ended March 27, 1999, net interest expense declined $49,298 to $105,891, or 31.8 percent, from $155,189. The lower net interest expense was primarily the result of lower average monthly borrowings during the current year of $2,032,925 versus $2,432,983 for the same period last year. Net interest for the nine months includes interest earned of $18,541 and $22,183 in fiscal 1999 and 1998, respectively, from notes held by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to obtain the cash required for the conduct of its business depends upon cash from operations and, to a lesser extent, bank borrowings. Historically, cash flow from operations and periodic bank borrowings generally have been sufficient to finance the expansion of the Company's business. As the Company's franchise operations begin to move out of the development stage, revenues from franchise operations as well as franchisee-provided capital expenditures may contribute to expansion and growth financing. The Company does not maintain significant trade receivables or inventory and it receives trade credit in purchasing food and supplies. Stores not meeting the Company's performance criteria may be closed or sold. The terms of some such sales require the Company to take back notes for all or a portion of the sale price.

         At March 27, 1999 the ratio of the Company's current assets to current liabilities was .63 to 1.00, as compared to a current ratio of .48 to 1.00 at June 27, 1998. This reflects the Company's continued use of available cash in the second quarter of 1999 for the acquisition of treasury stock as well as for continued investment in store facilities. The Company has no long-term debt.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were approximately $661,000 and $2,349,000 for the nine month periods ended March 27, 1999 and March 28, 1998, respectively. It is presently anticipated that the Company's capital expenditures for fiscal 1999 will be approximately $1,000,000. During the second quarter of 1999, the Company's Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During the nine month period ended March 27, 1999, a total of 150,000 shares were purchased at an acquisition cost of $482,624.

         The Company has historically met its capital needs from short-term bank borrowings and internally generated funds. Cash generated from operations totaled $1,629,669 for the nine month period ended March 27, 1999. During the third quarter, the Company entered into an Amended and Restated Credit Agreement, effective as of February 1, 1999 with AmSouth Bank (the "Amended Credit Agreement"). The Amended Credit Agreement reduced the amount of the maximum borrowings from $7,500,000 to $4,000,000, changed the interest rate from a LIBOR-based floating rate to prime and modified certain financial covenants. The Amended Credit Agreement contains covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. As of the end of the third quarter of fiscal 1999, the Company's net worth was $11.7 million, which was less than the $12.0 million required by the Amended Credit Agreement. Also, as of March 27, 1999, the Company's debt service coverage ratio was 1.28, which was less than the 1.30 required by the Amended Credit Agreement. Subsequent to the end of the quarter, however, the note payable balance was significantly reduced, which brought the Company into compliance with the debt service ratio covenant. The lender granted a temporary waiver of compliance with these covenants, and the Company anticipates full compliance with the existing covenants by the end of fiscal 1999.

         The Company expects its future capital needs will be met primarily by internally generated funds and supplemented, as needed, by additional bank borrowings.

YEAR 2000 ISSUES

         The Company is continuing work on a comprehensive review of its computer systems that could be affected by the Year 2000 issue. The problem is complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value 00. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail.

         The Company is utilizing internal and external resources in an attempt to identify and correct, or reprogram, all systems for Year 2000 compliance. The Company's sales reporting and inventory systems were developed internally, and necessary modifications are underway, and currently scheduled for completion in May 1999. Management considers these modifications to involve a moderate effort and is using internal resources for completion. The Company is also currently in the process of implementing a Year 2000 compliant version of its financial software. This work is scheduled for completion in June 1999. Portions of the Company's communications software used to transmit information to and from stores are not Year 2000 compliant. Compliant versions of the software are now available from the software vendor at no additional cost to the Company; the Company will use internal resources for the implementation of this software and anticipates this being completed by September 1999. The Company has reviewed its cash register systems and found some minor compliance issues, involving the ability of the registers to be operational during the actual changeover from December 31, 1999 to January 1, 2000. The Company believes this to be an immaterial issue. The Company operates other register systems which have additional compliance issues. These registers can be made compliant with a system software upgrade which can be accomplished in the field. These upgrades are a minor effort and currently not scheduled, but are expected to be completed in time for adequate testing. Through the third quarter ending March 27, 1999, the Company had spent approximately $24,000 on Year 2000 testing and training. An additional $14,000 has been spent subsequent to the third quarter. The Company expects to have no additional expenditures during fiscal year 1999 related to Year 2000 compliance matters. The Company will budget $20,000 that it expects to incur in the first quarter of fiscal year 2000 in updating its communications software and an additional $20,000 for expenses related to updating its store POS systems.


                    ---------------------------------------

                           PART II: OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

         (b)      Reports on Form 8-K:

                           During the quarter ended March 27, 1999, the Company
                  filed one report on Form 8-K dated February 23, 1999, announcing an agreement in principle with Trinity Management Company, Inc.

                  Subsequent to the end of the quarter ended March 27, 1999, the Company also filed two additional reports on Form 8-K:

                           Report on Form 8-K dated April 15, 1999, reporting an
                  extension of the agreement in principle with Trinity Management Company, Inc.; and

                           Report on Form 8-K dated April 22, 1999, reporting
                  the expiration of the agreement in principle with Trinity Management Company, Inc., and the Company's discussions with another party.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                WALL STREET DELI, INC.



May 10, 1999                             /s/ Jeffrey V. Kaufman
                                     -------------------------------------------
                                     JEFFREY V. KAUFMAN
                                     President and Chief Executive Officer


May 10, 1999                            /s/ Robert G. Barrow
                                     -------------------------------------------
                                     ROBERT G. BARROW
                                     Chief Financial Officer