Form 10-Q/A
period 1999-03-27
WALL STREET DELI INC
filed 1999-08-03
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                 For the quarterly period ended March 27, 1999
                                                --------------
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                 For the transition period from          to
                                                --------    --------

                           Commission File No. 0-11271


                             WALL STREET DELI, INC.
             (Exact name of registrant as specified in its Charter)

   DELAWARE                                              63-0514240
   (State of Incorporation)                              (IRS Employer I.D. No.)

                        One Independence Plaza, Suite 100
                            Birmingham, Alabama 35209
                    (Address of principal executive offices)

                                 (205) 870-0020
                         (Registrant's telephone number)


                           --------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----            -----

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                                       Outstanding at May 6, 1999
-----------------------------                         --------------------------
Common Stock, $.05 Par Value                                      2,896,477

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I:  FINANCIAL INFORMATION

         ITEM 1:  Financial Statements...................................... 1

                        Consolidated Balance Sheets......................... 2

                        Consolidated Statements of Operations............... 4

                        Consolidated Statements of Stockholders' Equity......5

                        Consolidated Statements of Cash Flows............... 6

                  Notes to Consolidated Financial Statements................ 7

         ITEM 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................11


PART II: OTHER INFORMATION

         ITEM 6:  Exhibits and Reports on Form 8-K .........................18

         SIGNATURES.........................................................19



Explanatory note: This Form 10-Q/A for the quarter ended March 27, 1999 is filed to correct the classification of a portion of reserves for anticipated liabilities, from inclusion as administrative and general expenses in the original filing to cost of sales in this amended filing. Changes appear in the Consolidated Statements of Operations on page 4 in the line items captioned "Costs of sales" and "Administrative and general expense" for the three and nine month periods ended March 27, 1999, and in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11, under the topic headings "Cost of Sales" and "Administrative and General Expenses," where the reserve amounts previously reported as affecting administrative and general costs during the quarter are now reflected in the labor and store expenses components of cost of sales. This Form 10-Q/A also corrects an error on the cover page in the number of shares outstanding.

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

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                         For the Three Month                For the Nine Month
                                                            Period Ended                       Period Ended
                                                     MARCH 27,        MARCH 28,         MARCH 27,         MARCH 28,
                                                       1999              1998             1999              1998
                                                 --------------------------------------------------------------------
NET SALES                                          $ 13,689,189      $ 15,665,723      $ 43,379,888      $ 47,640,411
Costs and expenses (income):
     Costs of sales                                  12,627,349        14,111,689        39,379,188        43,238,761
     Administrative and general expense               1,427,414         1,504,153         4,484,554         4,855,553
     Interest expense - net                              52,920            55,301           105,891           155,189
     (Gain) loss on sale of leasehold
          improvements and equipment                     81,223           (18,611)           43,401           (54,011)
                                                 --------------------------------------------------------------------
TOTAL COSTS AND EXPENSES:                            14,188,906        15,652,532        44,013,034        48,195,492
                                                 --------------------------------------------------------------------
Income (loss) before taxes (benefit) on income         (499,717)           13,191          (633,146)         (555,081)
Taxes (benefit) on income (loss)                        (60,500)            5,278          (114,659)         (222,150)
                                                 --------------------------------------------------------------------
Net income (loss)                                  $   (439,217)     $      7,913      $   (518,487)     $   (332,931)
                                                 ====================================================================
Basic and diluted earnings (loss) per common
     share (Note 5)                                $       (.15)     $        .00      $       (.18)             (.11)
                                                 ====================================================================
Weighted average number of common
     shares outstanding (Note 5)                      2,896,477         3,072,771         2,951,481         3,108,903
                                                 ====================================================================

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                         Common Stock                                         Treasury Stock
                                     ------------------------                             ------------------------
                                                                Additional
                                        Number                    paid-in       Retained     Number
                                      of shares      Amount       capital       earnings    of shares     Amount
                                     -----------------------------------------------------------------------------

Balance, June 28, 1997                3,413,777     $170,689    $10,782,448    $7,365,512    263,825    $1,382,141
     Net loss for the quarter                                                    (169,358)
     Exercise of stock options              625           31          3,156
     Purchase of treasury stock                                                               35,000       132,138
                                     -----------------------------------------------------------------------------
Balance, September 27, 1997           3,414,402      170,720     10,785,604     7,196,154    298,825     1,514,279
     Net loss for the quarter                                                    (171,644)
     Purchase of treasury stock                                                               35,000       124,688
                                     -----------------------------------------------------------------------------
Balance, December 27, 1997            3,414,402      170,720     10,785,604     7,024,510    333,825     1,638,967
     Net income for the quarter                                                     7,916
     Exercise of stock options              400           20          1,765
     Purchase of treasury stock                                                               10,000        35,000
                                     -----------------------------------------------------------------------------
Balance, March 28, 1998               3,414,802      170,740     10,787,369     7,032,426    343,825     1,673,967
                                     =============================================================================

Balance, June 27, 1998                3,414,802    $ 170,740    $10,787,369    $3,523,082    368,325    $1,764,467
     Net income for the quarter                                                    36,358
     Purchase of treasury stock                                                               80,000       253,124
                                     -----------------------------------------------------------------------------
Balance, September 26, 1998           3,414,802      170,740     10,787,369     3,559,440    448,325     2,017,591
     Net loss for the quarter                                                    (115,628)
     Purchase of treasury stock                                                               70,000       229,500
                                     -----------------------------------------------------------------------------
Balance, December 26, 1998            3,414,802      170,740    $10,787,369     3,443,812    518,325     2,247,091
     Net loss for the quarter                                                    (439,217)
                                     -----------------------------------------------------------------------------
Balance, March 27, 1999               3,414,802     $170,740    $10,787,369    $3,004,595    518,325    $2,247,091
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

         Earnings per share has been calculated using the following:


                                                     For the Three                 For the Nine
                                                  Month Period Ended            Month Period Ended
                                               ------------------------      ------------------------
                                               MARCH 27,      MARCH 28,      MARCH 27,      MARCH 28,
                                                  1999           1998           1999           1998
                                               ---------      ---------      ---------      ---------
Weighted average number of common
     shares used for basic EPS                 2,896,477      3,072,771      2,951,481      3,108,903
Effect of dilutive stock options                      --             --             --             --
                                               ---------      ---------      ---------      ---------
Weighted average number of common
     shares and dilutive potential common
     stock used in diluted EPS                 2,896,477      3,072,771      2,951,481      3,108,903
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


                                For the Three Month Period Ended      For the Nine Month Period Ended
                                --------------------------------      -------------------------------
                                    March 27,        March 28,          March 27,         March 28,
                                      1999             1998                1999             1998
                                ---------------   --------------      -------------    --------------
Net sales                           100.0%            100.0%              100.0%           100.0%
Cost of sales                        92.3              90.1                90.8             90.7
                                ---------------   --------------      -------------    --------------
Gross profit                          7.7               9.9                 9.2              9.3
Administrative and general           10.4               9.6                10.4             10.2
                                ---------------   --------------      -------------    --------------

                                         For the Three Month Period Ended      For the Nine Month Period Ended
                                         --------------------------------      -------------------------------
                                            March 27,         March 28,          March 27,         March 28,
                                              1999              1998               1999              1998
                                         ---------------   --------------      -------------    --------------
  Operating income (loss)                     (2.7)             0.3                (1.2)            (0.9)
Other income (expense), net                   (0.9)             0.2                (0.3)            (0.2)
                                         ---------------   --------------      -------------    --------------
  Income (loss) before taxes (benefit)
     on income (loss)                         (3.6)             0.1                (1.5)            (1.1)
Tax (benefit) on income (loss)                (0.4)             0.0                (0.3)            (0.4)
                                         ---------------   --------------      -------------    --------------
Net income (loss)                             (3.2)             0.1%               (1.2)            (0.7)%
                                         ===============   ==============      =============    ==============

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

         Cost of sales consists of the following significant components:


                                                        For the Three Month Period Ended
                                              MARCH 27, 1999                        MARCH 28, 1998
                                       -------------------------            -------------------------
                                          Amount      % of Sales              Amount       % of Sales
                                       -----------    ----------            -----------    ----------
Food/Paper                             $ 4,860,729          35.5%           $ 5,610,987          35.8%
Labor                                    3,188,170          23.3              3,536,702          22.6
Store Expenses                           4,578,450          33.5              4,964,000          31.7
                                       -----------    ----------            -----------    ----------
                                       $12,627,349          92.3%           $14,111,689          90.1%
                                       ===========    ==========            ===========    ==========


                                                        For the Nine Month Period Ended
                                            MARCH 27, 1999                        MARCH 28, 1998
                                       -------------------------           --------------------------
                                         Amount       % of Sales               Amount      % of Sales
                                       -----------    ----------            -----------    ----------
Food/Paper                             $15,586,001          35.9%           $17,121,888          35.9%
Labor                                    9,894,958          22.8             10,955,230          23.0
Store Expenses                          13,898,229          32.1             15,161,643          31.8
                                       -----------    ----------            -----------    ----------
                                       $39,379,188          90.8%           $43,238,761          90.7%
                                       ===========    ==========            ===========    ==========

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

         Labor costs as a percentage of net sales increased 0.7 percent compared to the third quarter of fiscal 1998, and decreased 0.2 percent for the nine month period this year compared to fiscal 1998. The changes were primarily due to an approximate $117,000 increase for worker's compensation and medical insurance reserves, offset by the implementation of new products that require less production time, and to continued management efforts at cost containment. The increase in insurance reserves was the result of an increase in the Company's estimate of its aggregate liability for all open claims as actual claims were higher than anticipated. There were no significant wage increases during the first three quarters of fiscal 1999 as compared to fiscal 1998.

         Store expenses as a percentage of net sales increased 1.8 percent for the third quarter as compared to the same quarter last year. This increase is principally the result of a $150,000 increase for general liability insurance reserves caused by an increase in the Company's estimate of its aggregate liability as a result of higher than anticipated actual claims. Occupancy costs increased 1.1 percent, utilities increased 0.2 percent and cleaning and janitorial expenses increased 0.2 percent, all primarily due to lower sales over the same fixed costs. Miscellaneous supplies and services increased 0.3 percent. These increases were offset by 0.6 percent lower depreciation, primarily as a result of the FAS 121 write down in the fourth quarter of fiscal 1998. Other decreases in the third quarter were a 0.1 percent decrease in payroll taxes and fringe benefits as a result of lower labor costs, a 0.3 percent decrease in restaurant supplies and a 0.1 percent decrease in computer lease payments.

         During the nine month period ended March 27, 1999, store expenses as a percentage of sales increased 0.3 percent from the nine month period the previous year. There were decreases of 0.4 percent in depreciation mainly from FAS 121 write downs in 1998 and 0.3 percent in payroll taxes and fringe benefits as a result of lower labor costs. These decreases were offset by an increase of
0.6 percent in occupancy costs, and an increase of 0.3% in general liability reserves.

ADMINISTRATIVE AND GENERAL EXPENSES

         Administrative and general expenses for the three month period ended March 27, 1999 decreased $76,739, or 5.1 percent, as compared to the three month period ended March 28, 1998. In the third quarter of last year, management changes undertaken in certain cities with operating difficulties, principally Denver and Dallas, accounted for approximately $12,000 in additional costs that were not incurred in this year's third quarter. The expense decline during the third quarter this year also includes the effect of the sale in fiscal 1998 of two of the Company's three metropolitan New York stores and elimination of approximately $50,000 in related division overhead.

         Administrative and general expenses for the nine month period ended March 27, 1999 decreased by $370,999, or 7.6 percent, as compared to the nine month period ended March 28, 1998. A significant portion of the fiscal 1999 decrease is from the effect of the fiscal 1998 costs incurred at the division level, including approximately $40,000 in severance and other termination costs booked in connection with the Dallas and Denver management changes, approximately $190,000 from the closing of the division office in New York, and approximately $45,000 associated with the elimination of a catering sales position and other changes in Los Angeles. A divisional management consolidation in Houston and Dallas during fiscal 1999 provided savings of approximately $60,000 in administrative and general expenses for the nine month period ended March 27, 1999 as compared to the nine month period ended March 28, 1998.

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

                -----------------------------------------------

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


DATE:                               WALL STREET DELI, INC.



July 23, 1999                   /s/ Jeffrey V. Kaufman
                                ------------------------------------------------
                                    JEFFREY V. KAUFMAN
                                    President and Chief Executive Officer


July 23, 1999                   /s/ Robert G. Barrow
                                ------------------------------------------------
                                    ROBERT G. BARROW
                                    Chief Financial Officer