Form 10-K405
period 1999-07-03
WALL STREET DELI INC
filed 1999-10-01
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  ------------
                                   FORM 10-K
(Mark One)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                                        OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                            THE SECURITIES ACT OF 1934

For the fiscal year ended July 3, 1999           Commission File No. 0-11271

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
          Title of each class                   on which registered
          -------------------                   -------------------
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

                Yes    [X]                No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $4,339,940 on September 28, 1999 based on the NASDAQ National Market System closing price on that date.

As of September 28, 1999 there were 2,896,477 shares of the registrant's Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

             Item No                                                                                           Page
             -------                                                                                           ----
PART I
             1.     Business......................................................................................3
             2.     Properties....................................................................................9
             3.     Legal Proceedings............................................................................11
             4.     Submission of Matters to a Vote of Security Holders..........................................11
             4.1    Executive Officers...........................................................................11
PART II
             5.     Market for the Registrant's Common Equity and Related
                    Stockholder Matters..........................................................................12
             6.     Selected Consolidated Financial Data.........................................................13
             7.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................................14
             8.     Financial Statements.........................................................................27
             9.     Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.........................................................................48
PART III
            10.     Directors and Executive Officers                                                              *
            11.     Executive Compensation                                                                        *
            12.     Security Ownership of Certain Beneficial Owners and Management                                *
            13.     Certain Relationships and Related Transactions                                                *
PART IV
            14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................49
                           Index to Schedules and Exhibits.......................................................50
                           Signatures............................................................................52

      * Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                             WALL STREET DELI, INC.


                                     PART I

ITEM 1:      BUSINESS

GENERAL

         The executive headquarters and principal office of Wall Street Deli, Inc. (the "Company") are located at One Independence Plaza, Suite 100, Birmingham, Alabama 35209, telephone (205)870-0020. The Company operates a chain of quick service, delicatessen style restaurants, presently located in fifteen cities: Atlanta, Birmingham, Chicago, Cincinnati, Cleveland, Dallas, Denver, Houston, Indianapolis, Los Angeles, Louisville, Newark, Philadelphia, St. Louis, and Washington, D.C. Most of the Company's 104 company-owned stores are located in large suburban and downtown office buildings and are designed to serve the population in and around those buildings. The Company also has 17 franchised locations.

OVERVIEW OF FISCAL 1999

         Wall Street Deli reported a net loss of approximately $2,333,000, or $0.79 per share, in fiscal 1999 compared with a net loss of approximately $3,842,000, or $1.24 per share, for fiscal 1998. The loss includes non-cash charges of $0.9 million and $3 million for fiscal 1999 and 1998, respectively, for impairment of assets under SFAS 121, and an increase of approximately $989,000 and $1,437,000 for fiscal 1999 and 1998, respectively, in its valuation reserve against deferred tax assets. In addition, the 1999 loss reflects approximately $160,000 in expenses related to terminated discussions concerning the potential sale or other business combination transaction involving the Company.

         Excluding the effect of the SFAS 121 charges and merger expenses in fiscal 1999 and the SFAS 121 changes in 1998, the loss per share was $0.44 in fiscal 1999 compared to $0.27 in fiscal 1998.

         Fiscal 1999 revenues were approximately $58.3 million compared with $63.8 million in fiscal 1998. The decline in revenues reflects the result of the sale to a franchisee of five of the Company's six Los Angeles stores effective January 1, 1999, combined with a same store sales decline of 5.0 percent. The Los Angeles stores generated revenues of approximately $2,822,000 in fiscal 1998, and $1,226,000 during the first half of fiscal 1999, prior to the sale.

         The same store sales decline is attributable to the adverse effects of increased competition in several primary markets, as well as operational difficulties. In particular, the Company experienced continued problems in its Dallas market, along with a significant decline in Cleveland and Cincinnati due to operational and management issues.

         In substantial measure these operational and management difficulties were related to the considerable time and effort expended during the year in discussions concerning the possibility of a business combination transaction. Following several months of time-consuming and otherwise costly deliberation and analysis with two different parties, the Company announced in early July 1999, just after the end of the 1999 fiscal year, that the last of those discussions had terminated. After considering the status of its negotiations regarding a possible transaction, as well as several other strategic alternatives, the board of directors of Wall Street Deli concluded that a sale of the Company would not be in the best interests of the stockholders at this time. The board has stated that the Company is not for sale due to the low valuation of the stock and the potential for rebuilding shareholder value.

         While management believes it was clearly important for the Company to have made every responsible effort in doing the work necessary for these discussions, in an organization of this size the effect had a disproportionately large cost, especially in terms of the drain on management and administrative time and attention. The cost in employee confidence and morale at all levels of headquarters and field operations was also considerable. The inevitable disruptions and uncertainties attendant to discussions and negotiations of a possible sale of the Company, including the loss of several key personnel and the difficulty of recruiting replacements under those circumstances, all contributed heavily to the managerial and operational problems that are evidenced in fiscal 1999 sales declines.

         However, as the Company also announced in July, the conclusion of these discussions has afforded the Company the opportunity for a new strategic plan to rebuild shareholder value. The Company has retained The Byrne Companies to assist it in creating a business plan for future growth, including a possible franchising strategy. The Byrne Companies, of Sioux Falls, South Dakota, is a consulting firm specializing in human assessment and performance. Its president and chief executive officer is William M. Byrne, who became a member of Wall Street Deli's board of directors in September 1998. Mr. Byrne has expertise in strategic and tactical planning in the restaurant business; he is also president and chief executive officer of Taco John's of Iowa, which is a franchisee of Taco John's International, operating 14 Taco John's units.

         During 1999 the Company opened one new store and sold or closed a total of nine stores, including the conversion in January 1999 of five stores in the Los Angeles area to franchises. Net sales from these five stores accounted for 29 percent of the decline in net sales reported by the Company.

         Wall Street Deli's franchise program, still in early stages of growth, also showed the effects of the Company sale discussions during the last half of fiscal 1999, as both the Company and potential franchisees naturally were constrained by the uncertainties associated with those discussions. As of the end of the year, 17 franchise units were open and one agreement had been signed for development in fiscal 2000. Since fiscal year end, one additional agreement has been signed. The Company's revenues for franchising were below expectations for fiscal 1999. Franchise revenues included $83,000 in franchise fees and $189,000 in continuing royalty income. The Company has agreements in principle to open four new units with Host Marriott services. These locations will consist of two units in the Tampa airport, one unit in Salt Lake City and one unit in Memphis. The Company anticipates that the Salt Lake City unit and one of the Tampa units will be opened during fiscal year 2000. The Company will continue to market its brand with Host Marriott Services in the future. In its revised strategic plan, the Company is looking at ways to enhance its concept and will look to franchising to accelerate this growth vehicle. The Company does not presently expect that a substantial number of new agreements will be signed in fiscal 2000.

         New menu offerings during fiscal 1999 included the Manhattan Melts sandwich line, followed up at year-end by the Uptown Turkey sandwich line. The three new Manhattan Melts were introduced into the concept on a new Italian flat bread product. This high quality, high-end product was introduced to include sandwiches such as the Midtown Melt, Times Square Trio and Empire Roast Beef. The Midtown Melt includes ham, Genoa salami, provolone cheese, hoagie sauce and lettuce. The Times Square Trio combines pastrami, turkey, salami, pepper jack cheese, lettuce, tomato and honey mustard dressing. The Empire Roast Beef introduces caramelized onions, pepper jack cheese, roast beef and horseradish sauce. While the Company does not yet have the ability to measure sales attributable to specific menu items, management's belief is that all these sandwiches were very well received by our customers, as was an introduction of the new Italian flat bread. The Company expects to develop and offer new breads in the future.

         During the year there were several changes in senior personnel, particularly in the accounting and finance area. Kevin Conaway, treasurer and chief accounting officer, resigned his position at the beginning of fiscal 1999. Julie Christian was promoted to vice president-controller at that time; she resigned at the beginning of the third quarter. Jeff Pate was hired early in the fourth quarter as chief financial officer. Mr. Pate was employed in connection with the Company's discussions concerning a possible business combination, and with the Company's agreement that if the business combination did not transpire, he would have the option of resigning with an agreed severance arrangement. Subsequent to the end of the fiscal year, Mr. Pate resigned from the Company in accordance with that agreement. A national search is underway to fill the position of chief financial and accounting officer. Robert G. Barrow, the Company's vice chairman of the board, continues to serve in the capacity of chief financial officer until the position is filled. Additional senior management changes had occurred as of the date of this report, and more are expected as the Company works toward attracting new talent and making other changes to improve operations.

         During fiscal 1999, the Company continued to work on upgrading its management information systems. The Company installed order entry capabilities in the Washington, DC catering office and continued to refine this as a point of sale (POS) test system. The Company has identified the need for a much more sophisticated POS system. Management anticipates beginning installation of this system during fiscal 2000, though the timing will be dependent upon, among other things, the availability of equipment leasing opportunities as well as technical personnel. The investment in POS will provide management with much needed specific information at the store level, particularly the ability to measure sales attributable to its various menu items. It is also expected to provide management with more timely information that will be used for faster and more precise evaluation of store performance. The Company's management information department was one of the functional areas adversely affected by the potential sale discussions, and its progress during the year was slowed. This area is one in which substantial effort is expected to be focused during fiscal 2000. The Company is also working on its remaining year 2000 compliance issues; as discussed later in this report, all systems are now scheduled to be year 2000 compliant by October 31, 1999.

RESTAURANT OPERATIONS

         The Wall Street Deli typical store consists of a made to order deli sandwich station, a soup express and salad bar. Store sizes range from 800 square feet to 5,000 square feet. The smaller stores, known as Express units, typically have the same menu but do not have a salad bar. The Company expects to refine the Express concept for future growth.

         A hallmark of Wall Street Deli menu offerings is fresh ingredients of very high quality. Restaurants feature set items as part of a core menu. Gourmet sandwiches are made to order at the time the customer places the order, ensuring both freshness and accuracy. In addition to traditional deli-style sandwiches and salad bars, most store locations serve breakfast items early in the morning. Breakfast fare includes an assortment of bagels, muffins and fresh fruit, as well as coffee and juices. Store hours center around customer traffic, which in many office buildings translates to early morning until mid-afternoon.

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

SITE SELECTION CRITERIA AND LEASING

         The majority of the Company's stores are located in major urban retail locations. Wall Street Deli seeks locations for its company stores that have high pedestrian traffic and dense office populations in prime downtown sites in large cities. The most desirable location for these restaurants is on the ground floor of a large office building with both a lobby entrance and a street entrance. The franchise emphasis is expected to be on suburban markets while the company stores remain concentrated in urban areas. One new company store was opened in fiscal 1999, and one is presently planned for fiscal 2000.

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

COMPETITION

         In a business long acknowledged as highly competitive, the Company continues to face ever increasing competition for the quick service restaurant customer. As more specialty concepts enter the market, such as the coffees and bagels featured today at Wall Street Deli, customers have more choices.

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

         The Company also must compete for store locations and labor force. Competitors include a large number of national chains and national branded concepts that have established brand recognition through marketing and have the financial resources to increase market share through new locations, as well as many new and growing competitors. The competition for employees is a growing problem also. With the ever-increasing number of new concepts and restaurants, attracting and retaining qualified employees is more and more difficult, even though the Company believes it enjoys a competitive advantage because of its generally more popular business hours.

         With the advent of its franchising program, the Company is also competing for franchisees with franchisors of other restaurants and various concepts.

GOVERNMENT REGULATION

         All of the Company's stores are subject to inspection and regulation by public health authorities. Most leasehold improvements made to the Company's stores are subject to local and state building code requirements. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum age requirements, overtime and other working conditions. The Company believes that its conduct of business is in substantial compliance with these and other applicable government regulations.

         A large number of the Company's store personnel are paid at levels based upon the federal minimum wage level. Accordingly, changes in such minimum wage levels affect the Company's labor costs.

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

EMPLOYEES

         As of July 3, 1999, the Company employed approximately 779 persons, including 32 managerial, 20 administrative, and 727 store employees. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be good.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

         The Company operates in only one industry segment. All significant revenues and earnings relate to retail sales of food to the general public through company-owned and company-operated stores. The Company does not yet have significant revenues from franchise operations, and has no operations outside the continental United States.

ITEM 2:  PROPERTIES

CORPORATE HEADQUARTERS

         The Company maintains its corporate headquarters in Birmingham, Alabama, in leased office space which includes facilities for franchisee training and support, as well as for training and support for Company stores. Located near downtown Birmingham, the corporate office is less than one block from a Wall Street Deli flagship store. Management expects this facility to be adequate for the Company's corporate headquarters and store support facility for the foreseeable future.

STORE LOCATIONS

         The Company leases all of its division offices and stores. The following table shows the locations of the Company's stores (exclusive of franchised locations) by city at July 3, 1999:


                                               Number of
    City                                     Restaurants
--------------------                         -----------
Atlanta                                                5
Birmingham                                            10
Chicago                                               16
Cincinnati                                             4
Cleveland                                              3
Dallas                                                12
Denver                                                 8
Houston                                               11
Indianapolis                                           1
Los Angeles                                            1
Louisville                                             1
Newark                                                 1
Philadelphia                                           5

                                               Number of
    City                                     Restaurants
--------------------                         -----------
St. Louis                                              2
Washington, D.C.                                      24
                                                     ---
                              TOTALS                 104
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

      Franchised stores as of July 3, 1999, were located in the following cities:


                                                         Number of
    City                                               Restaurants
--------------------                                   -----------
Atlanta                                                          1
Birmingham                                                       4
Columbus (Ohio State Univ.)                                      1
Denton (North Texas State Univ.)                                 1
Houston                                                          1
Lake Jackson, Texas                                              1
Los Angeles                                                      5
Nashville                                                        1
Orlando                                                          1
Tampa                                                            1
                                                                --
                                      TOTALS                    17
                                                                ==

         Mr. Alan Kaufman, Chairman of the Board, and Mr. Robert Barrow, Vice Chairman of the Board, are general partners of CBK Associates, which until October 27, 1996 leased to the Company its catering offices in Memphis, Tennessee. During the Company's 1997 fiscal year rents paid to CBK Associates were $12,000.

         Mr. Alan Kaufman, Mr. Robert Barrow, Mr. Jeffrey Kaufman, President and Chief Executive Officer and Mr. Steve Barrow, Secretary and Vice President, are general partners in Rex Associates, which leased to the Company its former administrative offices in Memphis, Tennessee. Pursuant to the relocation of the Company's administrative offices from Memphis to Birmingham and the subsequent consolidation with the Company's executive headquarters, the lease agreement terminated effective September 30, 1997. The administrative office lease was entered into May 1994 for a term of ten years beginning September 1, 1994, and provided for an annual escalation of rents based on the consumer price index. During the Company's 1998 and 1997 fiscal years, rents paid to Rex Associates were $18,500 and $69,672, respectively.

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

ITEM 4.1: EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

Alan V. Kaufman                          Chairman of the Board
Robert G. Barrow                         Vice Chairman of the Board and Chief Financial Officer
Jeffrey V. Kaufman                       President and Chief Executive Officer
David A. Thomas                          Senior Vice President - Marketing
Steven G. Barrow                         Vice President - Corporate Development and Secretary

         Alan V. Kaufman, age 61, was Chairman of the Board, Chief Executive Officer and President of the Company from its formation in 1966 through 1995. After the close of the 1995 fiscal year, Mr. Kaufman stepped down as President and Chief Executive Officer, and continues as its Chairman. Mr. Kaufman is the father of Jeffrey V. Kaufman.

         Robert G. Barrow, age 62, served as President and Chief Executive Officer from 1995 until February 1997, when he became Vice Chairman of the Board. He also serves as Chief Financial Officer of the Company, and has served in that capacity since 1981, except during a portion of fiscal 1999 (as discussed in more detail on page 5 of this report). Mr. Barrow was Executive Vice

President from 1981 to 1995, and has been a Director of the Company since 1967. Mr. Barrow is the father of Steven G. Barrow.

         Jeffrey V. Kaufman, age 37, has been employed by the Company since 1985 and has served as its President and Chief Executive Officer since June, 1998. He was Vice President-Central Region, from 1989 until his promotion to Senior Vice President-National Operations Manager in August 1992. He then served as Executive Vice President and Chief Operating Officer from 1995 until becoming President in June, 1998. Mr. Kaufman has been a Director of the Company since 1995. Mr. Kaufman is the son of Alan V. Kaufman.

         David A. Thomas, age 39, joined the Company in 1983 and was promoted to the position of Senior Vice President-National Operations in June 1997, then to Senior Vice President-Marketing in February 1998. He served as the Company's division manager for Washington, D.C. from 1984 until his appointment in 1992 to Vice President-Eastern Region.

         Steven G. Barrow, age 33, was the Company's Director of Information Systems from 1993 until May 1997, when he was named Vice President-Corporate Development. Mr. Barrow has also served as the Company's corporate Secretary since 1993. Following the close of fiscal 1998 he became Vice President-Information Systems. He was Senior Systems Analyst for M.S. Carriers from 1992 to 1993 and worked for the Company on a part-time basis in various capacities related to information systems from 1988 until 1992. Mr. Barrow is the son of Robert G. Barrow. Mr. Barrow has resigned his position with the Company effective October 31, 1999.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol WSDI. The following table sets forth, for the fiscal periods indicated, the high and low sales prices as reported on the NASDAQ National Market System.

FISCAL 1998                                                          High                 Low
                                                                     ----                 ---

Quarter Ended September 27, 1997                                    4                     3 1/2
Quarter Ended December 27, 1997                                     3 5/8                 3 1/4
Quarter Ended March 28, 1998                                        3 3/4                 3 9/16
Quarter Ended June 27, 1998                                         5 1/4                 4 1/16


FISCAL 1999                                                         High                  Low
                                                                    ----                  ---

Quarter Ended September 26, 1998                                   5 1/4                   3
Quarter Ended December 26, 1998                                    4 1/8                   3
Quarter Ended March 27, 1999                                       5 1/8                   3
Quarter Ended July 3, 1999                                         4 7/8                   2 11/16

         On September 28, 1999, there were approximately 330 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders.

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

ITEM 6: SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years in the period ended July 3, 1999 and as of July 3, 1999, June 27, 1998, June 28, 1997, June 29, 1996 and
July 1, 1995. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company, which have been audited by BDO Seidman, LLP, independent Certified Public Accountants, as indicated in their report included elsewhere herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements of the Company and related notes and other financial information included elsewhere in this report.

                                    1999(1)            1998(2)           1997(3)           1996(4)             1995
                                    ----               ----              ----              ----                ----
Net sales                       $ 58,258,464       $ 63,780,406       $65,453,642      $ 69,399,058       $ 68,228,119
Net income (loss)               $ (2,333,142)      $ (3,842,430)      $    62,822      $ (2,457,706)      $   (921,011)
Basic and diluted earnings
   (loss) per common share      $       (.79)      $      (1.24)      $       .02      $       (.72)      $       (.27)
Average shares outstanding         2,937,221          3,094,762         3,254,908         3,407,874          3,422,701
Total assets                    $ 17,173,458       $ 19,862,808       $23,065,627      $ 25,668,894       $ 29,163,709
Stockholders' equity            $  9,900,958       $ 12,716,724       $16,936,508      $ 18,229,590       $ 20,653,157
Stores in operation at
    year-end (unaudited)                 104                112               116               124                128

1. Net loss included a non-cash charge of $.9 million taken as an operating expense related to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

4. Net loss included a non-cash charge of $4.7 million taken as an operating expense related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of operations.

         Forward Looking Statements. The statements in this Form 10-K that are not historical fact are forward looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things, the Company's operating performance, anticipated growth strategies, trends in the food service industry and other trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from those anticipated or projected, including, among others, recent changes in management, new franchising programs and other new products and programs, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, and weather conditions and seasonal effects. In addition, a significant area of uncertainty and risk has been occasioned by recently-terminated discussions concerning the possible sale of the Company and subsequent new strategic planning.

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

                                                         Fiscal Year Ended
                                                ----------------------------------
                                                 JULY 3,     JUNE 27,     JUNE 28,
                                                  1999         1998         1997
                                                ----------------------------------
Net sales                                        100.0%       100.0%       100.0%
Cost of sales                                     89.9         90.3         88.9
                                                 -----        -----        -----
Gross profit                                      10.1          9.7         11.1
Administrative and general                        12.4         10.8         11.6
Impairment of long-lived assets                    1.5          4.7           --
Operating income (loss)                           (3.8)        (5.8)        (0.5)
Other income (expenses)
  (Interest expense) and other income, net         (--)        (0.2)         0.6
                                                 -----        -----        -----
Income (loss) before taxes on income (loss)       (3.8)        (6.0)         0.1
Taxes on income (loss)                             0.2           --           --
                                                 -----        -----        -----
Net income (loss)                                 (4.0)%       (6.0)%        0.1%
                                                 =====        =====        =====

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

         Net sales decreased in fiscal 1999 by approximately $5,522,000, or 8.7 percent, from fiscal 1998, primarily due to an approximate 5.0 percent decline in same store sales and a reduction in the number of Company stores from 112 at June 27, 1998 to 104 at July 3, 1999. Of the net sales decrease, approximately $4,544,000 reflects sales from company owned stores in operation during fiscal 1998 that had been closed or sold by the end of fiscal 1999.

         During fiscal 1999 the Company sold or closed a total of nine stores, including the conversion in January 1999 of five stores in the Los Angeles area to franchises. Net sales from these five stores were approximately $1,226,000 in fiscal 1999 compared to approximately $2,822,000 in fiscal 1998, accounting for 29 percent of the decline in net sales reported by the Company.

         Average annual sales per store were approximately $525,000 in fiscal year 1999 and $565,000 in fiscal year 1998, a decline of approximately 7.1 percent. In addition, same store sales fell 5.0 percent over the same period.

         The Company continues to face intense competition in the quick serve food industry and management believes this negative trend is largely attributable to the expansion and marketing strategies of competitors. During the last half of the fiscal year, the Company also sustained the adverse effect of uncertainties and distractions created by the recently terminated discussions concerning the potential sale of the Company. Management problems and operational difficulties in certain markets, principally Dallas, Cleveland and Cincinnati, had a significant adverse effect on net sales.

         Management continues to combat the adverse effect of competitive pressures, primarily through new product and promotional offerings designed to add ongoing menu variety for customers. During fiscal 1999, the Company launched its "Soho Spud" program followed by "Manhattan Melts" and "Uptown Turkey" sandwich lines, as well as the introduction of "Italian Flat Bread." The Company expects to introduce at least one promotional product each quarter and to offer additional bread selections and other enhancements. Promotions such as "Manhattan Melts" and "Italian Flat Bread" which have had the most successful reception have been added to the permanent menu. The Company cannot precisely measure the sales attributable to its various menu items, but management's assessment is that the initial results of this promotion program have been modestly favorable. While results are not believed to have significantly increased same store sales, management is pleased with this implementation and will look to similar quality upgrades for other products as part of its ongoing menu enhancement efforts.

         Although the Company's franchise program, still in its early stage, was adversely effected during the year by the focus of management's attention on discussions regarding the sale of the Company, franchising continues to be looked upon as a growth vehicle. The Company's franchising director resigned in September 1998 and the search for a replacement was delayed while discussions regarding the sale of the Company were taking place.

         During fiscal 1999 the Company expanded its market presence through franchising into Nashville, Tennessee and Orlando, Florida, and a unit was opened in the Ohio State University student union. The Company continued to expand the "Wall Street Deli" trade name to non-traditional venues such as college campuses, stadiums and convenience stores.

         Thirteen franchised stores, including the five formerly company-owned Los Angeles stores, were opened during fiscal 1999 and a franchise agreement for one additional unit was also signed prior to year-end. One franchised store in Houston was closed when the lease expired. The Company also has commitments with Host Marriott to open four airport units in Tampa (two), Memphis and Salt Lake City. There were seventeen franchised units open as of July 3, 1999, and revenues from franchise fees and royalties were $272,000 in fiscal 1999.

         As in prior years, the Company continued to implement pricing adjustments and price changes that were not significant on an overall basis, and considers price changes in products sold to have had an immaterial effect on sales in the current year.

Cost of Sales

         Cost of sales as a percent of net sales decreased in fiscal 1999 to
89.9 percent from 90.3 percent in fiscal 1998. The major components of cost of sales are set out below:

                    Fiscal 1999    % of Sales      Fiscal 1998        % of Sales
                   -------------  -----------     -------------      -----------
Food/Paper          $20,568,673       35.3%        $22,414,460           35.2%
Labor                13,381,761       22.9          14,496,226           22.7
Store Expenses       18,444,142       31.7          20,663,103           32.4
                    -----------       ----         -----------           ----
                    $52,394,576       89.9%        $57,573,789           90.3%
                    ===========       ====         ===========           ====

         Food costs as a percentage of net sales increased 0.2 percent. The increase was primarily due to new product offerings and quality upgrades to the salad bar. In the third quarter of fiscal 1998, the Company changed its single source food vendor; this change has not resulted in any significant immediate impact on cost, but is expected to further the objectives of improvements in service, new product flexibility, and pricing and inventory control. The Company continues to look at ways to lower food cost as a percent of sales including a new pricing structure for the salad bar, either eliminating the max-out program or by implementing a tossed salad concept currently being tested.

         Labor costs as a percent of net sales also increased by 0.2 percent. An increase of approximately $267,000 for worker's compensation and medical insurance reserves had the effect of increasing labor costs as a percent of sales by 0.5 percent for the fiscal year. This was offset by the implementation of new products that require less production time and continued efforts at cost containment. The increase in insurance reserves was necessitated by an increase in the Company's estimate of its aggregate liability for open claims, as actual claims were higher than anticipated. There were no significant wage increases during fiscal 1999.

         Store expenses as a percent of net sales decreased 0.7 percent. The decrease was primarily attributable to the closing of nine stores during the year, and the concomitant decrease in the number of employees formerly staffing those stores. A significant portion of fixed store expenses are comprised of occupancy and employee costs. Occupancy costs include rent, percentage rent, depreciation, utilities, general liability insurance and other fixed tenant charges. These charges were lower by approximately $1,036,000 in fiscal 1999 as compared to fiscal 1998. Employee charges include payroll taxes and fringe benefits. The total effect of these employee costs was a decrease of approximately $504,000.

Administrative and General Expenses

         Administrative and general expenses increased approximately $290,000, or 4.2 percent to approximately $7,194,000 for fiscal 1999 from approximately $6,904,000 in fiscal 1998. A significant portion of the 1999 increase results from approximately $200,000 in charges taken in the fourth quarter of 1999 for severance and related costs incurred in connection with corporate level management changes. However, in fiscal 1998 management changes were made in certain cities with operating difficulties, principally Denver and Dallas, the New York division office was closed, divisional management in Houston and Dallas was consolidated and a catering sales position was eliminated in Los Angeles, resulting in approximately $335,000 in costs that were not incurred in fiscal 1999. In addition, the Company incurred approximately $160,000 in expenses related to the terminated discussions of a possible sale or other business combination involving the Company.

Sale of Los Angeles Stores

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

         In this transaction, the Company received approximately $41,000 in cash and an $800,000 non-interest bearing note. Under the original agreement the note was payable in monthly installments of $12,000 from June 1999 through November 2000, and the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. In June 1999, the payment structure was amended to specify payments of $9,000 from Jun 1, 1999 through September 30, 1999; $14,000 for October and November 1999; $12,000 for December 1999; $14,000
for January and February 2000; $16,000 in March 2000; and $12,000 each month thereafter until November 2000. Beginning in December 2000, the payment consists of the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "assets of business transferred under contractual arrangement" net of a valuation allowance of approximately $162,000 in the attached financial statements. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

Impairment of Long-Lived Assets

         As discussed in the Notes to the Consolidated Financial Statements, the Company evaluates and measures for impairment under SFAS No. 121 on an individual store basis. During 1999, events and circumstances indicated that certain equipment, fixtures and leasehold improvements associated with ten under-performing stores were impaired. Accordingly, the Company recorded a pre-tax charge in the fourth quarter of 1999 amounting to approximately $.9 million to adjust the carrying value of these assets to their estimated fair market value and to provide for associated disposal liabilities. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly. The charge represented approximately nine percent of the total carrying amount of long-lived assets. The reduced carrying amount of assets is expected to reduce 2000 depreciation and amortization by approximately $263,000. Also, because the Company evaluates each store for impairment, future charges are reasonably possible as estimates of future cash flows change. These charges will generally arise as estimates used in the evaluation and measurement of impairment in application of SFAS No. 121 are refined based on new information or as a result of future events or changes in circumstances that cause other stores to be impaired. Also, any future expenditures for impaired stores that would otherwise be capitalized will have to be immediately evaluated for recoverability.

         The adoption of SFAS No. 121, as well as its ongoing application, has and will generally result in lower closure costs or increased gains for impaired stores that are closed or sold, respectively.

Interest Expense, Net

         In fiscal 1999, the Company had interest expense of approximately $147,000 compared to interest expense of approximately $227,000 in fiscal 1998. Interest expense is related primarily to the Company's unsecured line of credit which bears interest at the institution's "prime rate," which was 8.0 percent at July 3, 1999. The Company had approximately $398,000 outstanding against this line at July 3, 1999 as compared to approximately $2,005,000 at June 27, 1998. The interest expense for fiscal 1999 of approximately $147,000 was offset by $24,000 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

Taxes on Income

         The Company did not recognize an income tax benefit from losses incurred in fiscal 1998 and reported a tax provision of $106,366 for 1999 although losses were incurred. A valuation allowance of $1,437,000 was established in 1998 and increased by $989,000 in 1999 against the deferred tax assets created by the impairment charges recognized in each year and from tax benefits generated from each year's losses, contributing to the Company's effective tax of 4.8 percent and 0.0 percent for fiscal 1999 and 1998, respectively. Realization of deferred tax assets associated with equipment and improvements and with net operating losses and credit carryforwards is dependent upon generating sufficient taxable income to utilize depreciation deductions on impaired long-lived assets and net operating loss and credit carryforwards prior to their expirations. Management believes there is risk that certain of these deferred tax assets may not be realized and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through taxable earnings or alternative tax strategies.

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

         During the fourth quarter of fiscal 1997 the Company announced the initiation of a franchise program for both stand-alone Wall Street Deli stores and the Wall Street Deli stores co-branded with TCBY yogurt products. Five franchised stores were opened and operating at June 27, 1998. Franchise agreements for six additional units were also signed prior to fiscal year end. Subsequent to year end, agreements for seven additional units had been signed. Initial franchise fees and royalty payments were not significant in 1998.

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

Cost of Sales

         Cost of sales as a percent of net sales increased in fiscal 1998 to
90.3 percent from 88.9 percent in fiscal 1997. The major components of cost of sales are set out below:

                    Fiscal 1998     % of Sales      Fiscal 1997      % of Sales
                   -------------   -----------     ------------      ----------
Food/Paper          $22,414,460       35.2%         $23,020,494          35.2%
Labor                14,496,226       22.7           14,917,950          22.8
Store Expenses       20,663,103       32.4           20,219,542          30.9
                    -----------       ----          -----------          ----
                    $57,573,789       90.3%         $58,157,986          88.9%
                    ===========       ====          ===========          ====

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

         Store expenses as a percent of net sales increased 1.5 percent. Significant store expenses are fixed costs and, on a percentage basis, are adversely affected by the decrease in same store sales. Restaurant supplies and promotional expenses increased 0.1 and 0.4 percent, respectively, primarily due to the implementation of new products, particularly the "Street Wraps" program. Other store expenses that increased as compared to the previous annual period included rent operating expenses (0.1 percent), percentage rent (0.3 percent), taxes and licenses (0.1 percent), depreciation (0.1 percent), amortization (0.2 percent) and register rental (0.1 percent).

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

Impairment of Long-Lived Assets

         As discussed in the Notes to the Consolidated Financial Statements, the Company evaluates and measures for impairment on an individual store basis. During 1998, events and circumstances indicated that certain equipment, fixtures and leasehold improvements associated with ten underperforming stores, accounting for approximately 9 percent of all Company stores, were impaired. Accordingly, the Company recorded a pre-tax charge in the fourth quarter of 1998 amounting to approximately $3.0 million to adjust the carrying value of these assets to their estimated fair market value and to provide for associated disposal liabilities. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly. The charge represented approximately 19 percent of the total carrying amount of long-lived assets. The reduced carrying amount of assets was then expected to reduce 1999 depreciation and amortization by approximately $450,000. Also, because the Company now evaluates each store for impairment, future charges are reasonably possible as estimates of future cash flows change. These charges will generally arise as estimates used in the evaluation and measurement of impairment upon adoption of SFAS No. 121 are refined based on new information or as a result of future events or changes in circumstances that cause other stores to be impaired. Also, any future expenditures for impaired stores that would otherwise be capitalized will have to be immediately evaluated for recoverability.

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

Interest Expense, Net

         In fiscal 1998, the Company had interest expense of approximately $227,000 compared to interest expense of approximately $129,000 in fiscal 1997. Interest expense is related primarily to the Company's $7,500,000 unsecured line of credit which bears interest at the lower of the 30-day LIBOR rate plus 175 basis points (7.41 percent at June 27, 1998) or the bank's quoted cost of funds plus 175 basis points (8.4 percent at June 27, 1998). The Company had approximately $2,005,000 outstanding against this line at June 27, 1998 as compared to approximately $983,000 at June 28, 1997. The Company also paid approximately $51,000 in interest due to amended tax return filings in 1998. The interest expense for fiscal 1998 of approximately $227,000 was offset by $30,000 of interest earned by the Company on notes receivable from prior sales of fixtures and equipment in various stores.

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

SEASONALITY AND CYCLICALITY

         The Company historically has experienced lower sales in the second fiscal quarter of each year due to the number of holidays in the months of October, November and December. This seasonal effect has a negative impact on sales because the Company's stores are generally located in or near office buildings. In addition, the inherent cyclicality and seasonality of consumer spending and dining out habits, as well as local real estate and general economic conditions, have in the past and may in the future affect the Company's future sales and earnings, particularly during periods of slow economic growth or recession.

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

         At 1999 fiscal year end, the ratio of the Company's current assets to current liabilities was .63 to 1.00, as compared to a current ratio of .48 to
1.00 at 1998 fiscal year end. This change reflects the Company's use of approximately $1,600,000 in fiscal 1999 of available cash to reduce bank borrowings, offset by an increase of $1,441,000 in bank overdrafts at July 3, 1999. The Company has no long term debt.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were approximately $851,000, $3,283,000 and $2,993,000 for fiscal years 1999, 1998 and 1997, respectively. Termination of officers' life insurance policies provided $781,000 in cash during fiscal 1999. It is presently anticipated that the Company's capital expenditures for fiscal 2000 will be approximately $900,000. In the second quarter of fiscal 1999, the Company's Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During 1999 a total of 150,000 shares were purchased at an average acquisition cost of $3.22.

         The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash generated from operations totaled approximately $1,518,000, $2,168,000 and $3,426,000 for fiscal years 1999, 1998 and 1997, respectively.

         During fiscal year 1999, the Company had a line of credit which provided for borrowings up to $7,500,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement dated June 19, 1996. The Credit Agreement was amended and restated effective as of February 1, 1999. The amendment reduced the amount of the maximum borrowings from $7,500,000 to $4,000,000, changed the interest rate from a LIBOR based floating rate to prime, and modified certain financial covenants. The Credit Agreement contains covenants that require, among other things, the Company to maintain a certain tangible net worth and to limit the annual capital expenditures of the Company. As of the end of the fourth quarter of fiscal 1999, the Company's net worth was $9.9 million, which was less than the $12.0 million required by the Credit Agreement. Also, as of July 3, 1999, the Company's debt service coverage ratio was 1.23, which was less than the 1.30 required by the Amended Credit Agreement. The lender waived compliance on these two covenants effective until the termination date of the current Credit Agreement, October 31, 1999. As a condition of the waiver, the lender reduced the maximum borrowing amount from

$4,000,000 to $1,750,000 and increased the interest rate to prime rate plus 2 percent effective September 20, 1999. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented as needed by additional bank borrowings.

IMPACT OF YEAR 2000

         The Company is continuing work on a comprehensive review of its computer systems that could be affected by the year 2000 issue. The problem is complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail. The Company is utilizing internal and external resources in an attempt to identify and correct, or reprogram, all systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by October 1999 including testing as needed. The Company's sales reporting and inventory system was developed internally, and requires modifications. Unexpected demands during the fiscal year on the Company's technical personnel, related to the terminated discussions of a possible sale of the Company, delayed the Company's schedule for completion of necessary modifications; they are now expected to be completed in October, 1999. Management considers these modifications to involve a moderate effort and expects to use internal resources for completion. All computer hardware and other electronic equipment is currently undergoing compliance testing. Those components failing to meet year 2000 compliance requirements are in the process of being upgraded or replaced as needed. The Company has spent approximately $33,000 during fiscal 1999 on training for year 2000 compliance upgrades to the accounting and reporting software systems. Additionally, the Company plans to spend approximately $60,000 over the first two quarters of fiscal 2000 to complete the year 2000 project. The Company believes its year 2000 plans are sufficient, but will develop contingency plans as needed in the future.

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

         SFAS 133 is effective for financial statements for years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially affect its fiscal 2001 financial statements.

ITEM 8: FINANCIAL STATEMENTS

        The following financial statements are contained at pages 28 through 47 of this report:


                                                                                                               Page
                                                                                                               ----
      Report of Independent Certified Public Accountants.........................................................28
      Consolidated Financial Statements for Years ended July 3, 1999, June 27, 1998, and June 28, 1997:
             Consolidated Balance Sheets - July 3, 1999 and June 27, 1998........................................29
             Consolidated Statements of Operations...............................................................31
             Consolidated Statements of Stockholders' Equity.....................................................32
             Consolidated Statements of Cash Flows...............................................................33

      Summary of Accounting Policies.............................................................................35
      Notes to Consolidated Financial Statements.................................................................39
      Selected Quarterly Financial Data (unaudited) (appearing at Note 10 of the Notes to Consolidated Financial Statements)..................................................47

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Wall Street Deli, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Wall Street Deli, Inc. and subsidiaries as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Deli, Inc. and subsidiaries at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles.


Memphis, Tennessee
August 26, 1999 (except as to Note 2,
which is as of September 20, 1999)

WALL STREET DELI, INC.
CONSOLIDATED BALANCE SHEETS


                                                                  July 3, 1999          June 27, 1998
-----------------------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                    $  1,305,652           $    409,044
     Accounts and notes receivable, net (Note 1)                       982,975              1,319,436
     Inventories                                                       564,061                583,405
     Refundable income taxes                                           346,140                333,411
     Deferred tax assets (Note 5)                                      495,000                570,000
     Prepaid rent                                                      676,166                 26,548
     Other                                                             202,557                216,111
                                                                  ------------           ------------
Total current assets                                                 4,572,551              3,457,955
                                                                  ------------           ------------
Equipment and improvements (Note 4)
     Equipment and fixtures                                         15,554,760             17,774,870
     Leasehold improvements                                         12,793,819             14,328,565
                                                                  ------------           ------------
                                                                    28,348,579             32,103,435
Less accumulated depreciation and amortization                     (19,132,868)           (19,083,346)
                                                                  ------------           ------------
Net equipment and improvements                                       9,215,711             13,020,089
                                                                  ------------           ------------
Other
      Cash surrender value of insurance ($3,174,495 face
          amount at June 27, 1998) on officers' lives                       --                781,362
     Long-term portion of notes receivable (Note 1)                  1,004,196                211,402
     Deferred tax assets (Note 5)                                    2,381,000              2,392,000
                                                                  ------------           ------------
Total other assets                                                   3,385,196              3,384,764
                                                                  ------------           ------------
                                                                  $ 17,173,458           $ 19,862,808
                                                                  ============           ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED BALANCE SHEETS


                                                                              July 3, 1999          June 27, 1998
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Bank overdrafts                                                          $  1,441,444           $         --
     Notes payable (Note 2)                                                        398,004              2,004,810
     Accounts payable                                                            1,509,329              1,582,901
     Accruals:
          Taxes other than income                                                  592,053                572,800
          Compensation                                                             798,868                818,765
          Rent                                                                     925,072              1,018,824
          Workers' compensation                                                    972,101                781,145
          Other insurance                                                          459,079                264,424
          Miscellaneous                                                            176,550                102,415
                                                                              ------------           ------------
Total current liabilities                                                        7,272,500              7,146,084
                                                                              ------------           ------------
Commitments and contingencies (Note 8)
Stockholders' equity (Note 3)
     Common stock, $.05 par - shares authorized 20,000,000;
          issued 3,414,802                                                         170,740                170,740
     Additional paid-in capital                                                 10,787,369             10,787,369
     Retained earnings                                                           1,189,940              3,523,082
                                                                              ------------           ------------
                                                                                12,148,049             14,481,191
Treasury stock, at cost, 518,325 and 368,325 shares                             (2,247,091)            (1,764,467)
                                                                              ------------           ------------
Total stockholders' equity                                                       9,900,958             12,716,724
                                                                              ------------           ------------
                                                                              $ 17,173,458           $ 19,862,808
                                                                              ============           ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year ended
                                                            -----------------------------------------------------------
                                                            July 3, 1999          June 27, 1998           June 28, 1997
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 58,258,464           $ 63,780,406           $ 65,453,642
                                                            ------------           ------------           ------------
Cost of sales
     Food and paper costs                                     20,568,673             22,414,460             23,020,494
     Direct labor                                             13,381,761             14,496,226             14,917,950
     Other operating expenses                                 18,444,142             20,663,103             20,219,542
                                                            ------------           ------------           ------------
Total cost of sales                                           52,394,576             57,573,789             58,157,986
                                                            ------------           ------------           ------------
Gross profit                                                   5,863,888              6,206,617              7,295,656
Administrative and general (Note 9)                            7,194,485              6,904,235              7,586,774
Impairment of long-lived assets (Note 4)                         870,700              2,999,642                     --
                                                            ------------           ------------           ------------
Operating loss                                                (2,201,297)            (3,697,260)              (291,118)
                                                            ------------           ------------           ------------
Other income (expenses)
     Gain on disposal of leasehold improvements
          and equipment                                           32,237                 14,127                204,361
     Interest expense                                           (146,750)              (226,795)              (129,075)
     Interest income                                              24,282                 30,218                 81,986
     Other income - net                                           64,752                 37,280                222,668
                                                            ------------           ------------           ------------
Total other income (expenses)                                    (25,479)              (145,170)               379,940
                                                            ------------           ------------           ------------
Income (loss) before taxes on income                          (2,226,776)            (3,842,430)                88,822
Taxes on income (Note 5)                                         106,366                     --                 26,000
                                                            ------------           ------------           ------------
Net income (loss)                                           $ (2,333,142)          $ (3,842,430)          $     62,822
                                                            ============           ============           ============
Basic and diluted earnings (loss) per common share
     (Note 3)                                               $       (.79)          $      (1.24)          $        .02
                                                            ============           ============           ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock                                          Treasury Stock
                                     ----------------------                                  ------------------------
                                       Number                  Additional                     Number
                                         of                      Paid-in       Retained         of
                                       Shares       Amount       Capital       Earnings       Shares        Amount
                                     ----------    --------    -----------    -----------    ---------   ------------
Balance, June 29, 1996                3,411,043    $170,552    $10,766,896    $ 7,302,690       1,075    $   (10,548)

Net income for the year                      --          --             --         62,822          --             --
Exercise of stock options                 2,734         137         15,552             --          --             --
Treasury stock acquired                      --          --             --             --     262,750     (1,371,593)
                                     ----------    --------    -----------    -----------    --------    -----------

Balance, June 28, 1997                3,413,777     170,689     10,782,448      7,365,512     263,825     (1,382,141)

Net income for the year                      --          --             --     (3,842,430)         --             --
Exercise of stock options                 1,025          51          4,921             --          --             --
Treasury stock acquired                      --          --             --             --     104,500       (382,326)
                                     ----------    --------    -----------    -----------    --------    -----------

Balance, June 27, 1998                3,414,802     170,740     10,787,369      3,523,082     368,325     (1,764,467)

Net loss for the year                        --          --             --     (2,333,142)         --             --
Treasury stock acquired                      --          --             --             --     150,000       (482,624)
                                     ----------    --------    -----------    -----------    --------    -----------

Balance, July 3, 1999                 3,414,802    $170,740    $10,787,369    $ 1,189,940     518,325    $(2,247,091)
                                     ----------    --------    -----------    -----------    --------    -----------


See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year ended
                                                              ------------------------------------------------------
                                                               July 3, 1999       June 27, 1998       June 28, 1997
--------------------------------------------------------------------------------------------------------------------
Operating activities
     Net income (loss)                                         $(2,333,142)        $(3,842,430)        $    62,822
     Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
               Provision for impairment of
                    long-lived assets                              870,700           2,999,642                  --
               Depreciation and amortization                     3,028,724           3,647,079           3,464,330
               Gain on sale of property and equipment              (32,237)            (14,127)           (369,182)
               Deferred income taxes                                86,000             311,000            (275,000)
               Provision for loss on accounts and
                    notes receivable                               148,750             114,022               1,950
               Changes in operating assets and
                    liabilities:
                        Receivables                                 86,629            (582,880)            579,508
                        Inventories                                 19,344             100,875             (46,483)
                        Refundable income taxes                    (12,729)           (333,411)            239,670
                        Prepaid expenses and other                (636,064)             20,470              15,603
                        Accounts payable                           (73,572)            315,143            (450,863)
                        Accruals                                   365,350            (567,588)            203,502
                                                               -----------         -----------         -----------
Cash provided by operating activities                            1,517,753           2,167,795           3,425,857
                                                               -----------         -----------         -----------
Investing activities
     Payments for purchase of equipment and
          improvements                                            (850,807)         (3,282,982)         (2,992,719)
     Proceeds from sale of equipment and
          improvements                                              24,998             308,141             599,193
     Collections on notes receivable                                71,288             167,173             397,461
      Decrease (increase) in cash surrender value
          of insurance on officers' lives                          781,362             (63,197)           (110,824)
                                                               -----------         -----------         -----------
Cash provided (used) by investing activities                        26,841          (2,870,865)         (2,106,889)
                                                               -----------         -----------         -----------

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year ended
                                                             ------------------------------------------------------
                                                              July 3, 1999        June 27, 1998       June 28, 1997
--------------------------------------------------------------------------------------------------------------------
Financing activities
     Payments under line of credit                           $(36,359,226)        $(35,346,977)        $(34,429,677)
     Borrowings under line of credit                           34,752,420           36,346,387           32,935,077
     Bank overdrafts                                            1,441,444                   --                   --
     Proceeds from exercise of stock options                           --                4,972               15,689
     Acquisition of treasury stock                               (482,624)            (382,326)          (1,232,843)
                                                             ------------         ------------         ------------
Cash provided (used) by financing activities                     (647,986)             622,056           (2,711,754)
                                                             ------------         ------------         ------------
Net increase (decrease) in cash for the year (Note 7)             896,608              (81,014)          (1,392,786)
Cash and cash equivalents, beginning of year                      409,044              490,058            1,882,844
                                                             ------------         ------------         ------------
Cash and cash equivalents, end of year                       $  1,305,652         $    409,044         $    490,058
                                                             ------------         ------------         ------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

      The Company owns, operates and franchises delicatessen-style restaurants which are located primarily in office buildings or in high foot traffic retail or business complexes, primarily in central business districts of large metropolitan cities throughout the United States. The Company also provides limited catering services in those cities in which its restaurants are located.

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

      Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of the realization of long-lived assets and deferred tax assets, as well as amounts reserved for incurred claims under the workman's compensation policy. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the consolidated financial statements and the effect of such differences could be material. Management believes that the estimates used in the consolidated financial statements are adequate based on the information currently available.

FISCAL YEAR

      The Company operates on a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year. The fiscal year period ended July 3, 1999 includes 53 weeks and fiscal year periods June 27, 1998 and June 28, 1997 include 52 weeks each.

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

      The Company has previously adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), for purposes of determining and measuring impairment of certain long-lived assets.

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

      As allowed under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company continues to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma disclosures of net income
(loss) and earnings (loss) per share as if the fair value based method of accounting had been applied (see Note 3).

EARNINGS PER SHARE

      The Company has previously adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock, or result in the issuance of common stock that then shares in the earnings of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, cash surrender value of life insurance, accounts payable and notes payable approximate their respective fair values.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, Foreign Currency Translation, to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

      SFAS 133 is effective for financial statements for periods beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially affect its fiscal 2001 financial statements.

WALL STREET DELI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following:


                                                          July 3, 1999         June 27, 1998
                                                          ------------         -------------
Accounts receivable                                       $   637,496           $ 1,262,505
Notes receivable                                              461,242               333,530
Assets of business transferred under contractual
     arrangement                                              791,000                     0
Other receivables                                             758,804               420,001
                                                          -----------           -----------
                                                            2,648,542             2,016,036
Less allowance for doubtful accounts                         (661,371)             (485,198)
                                                          -----------           -----------
                                                            1,987,171             1,530,838
Less non-current portion of notes receivable               (1,004,196)             (211,402)
                                                          -----------           -----------
                                                          $   982,975           $ 1,319,436
                                                          ===========           ===========

      The Company's notes receivable generally arise from sales of equipment in connection with store closings, bear interest at rates ranging from 8% to 10%, are repayable monthly in various amounts through July 2004. The notes are collateralized by store equipment.

      Activity in the allowance for possible losses is summarized as follows:


                                                                     Year ended
                                                  -----------------------------------------------
                                                  July 3,            June 27,           June 28,
                                                    1999               1998               1997
                                                  --------          ---------           ---------
Balance, at beginning of period                   $485,198          $ 169,578           $ 167,628
Charged to expense                                 148,750            428,927             106,892
Uncollected balances written off, net of
     recoveries                                     27,423           (113,307)           (104,942)
                                                  --------          ---------           ---------
Balance, at end of period                         $661,371          $ 485,198           $ 169,578
                                                  ========          =========           =========

2.    NOTES PAYABLE

      Notes payable consists of:

                                                       July 3, 1999        June 27, 1998
                                                       ------------        --------------
Unsecured revolving line of credit with bank,
   borrowings payable on demand, bearing
   interest at the prime rate plus 2% (10.25% at
   September 20, 1999), maturing October 1999             $398,004          $2,004,810
                                                          --------          ----------
Notes payable                                             $398,004          $2,004,810
                                                          --------          ----------

      The maximum amount of short-term borrowings outstanding during the years ended July 3, 1999, June 27, 1998 and June 28, 1997 were $3,135,000,
      $4,383,000 and $2,878,000, respectively. Such borrowings averaged approximately $1,647,838 in 1999, $2,457,000 in 1998 and $1,824,000 in
      1997, with a weighted average interest rate of 7.67%, 7.17% and 7.08%, respectively, for such periods. The weighted average interest rate was calculated by dividing the related interest expense by the average short-term borrowings outstanding during the respective periods.

      The Company's unsecured line of credit contains covenants that require, among other things, that the Company maintain specified levels of adjusted tangible net worth and debt service coverage ratios. The line of credit agreement also restricts additional indebtedness, capital expenditures and declaration and payment of dividends.

      At July 3, 1999, the Company was not in compliance with its debt service coverage ratio covenant nor its tangible net worth ratio and accordingly, had requested and was granted waivers and amendments to such covenants from its lender for periods up to and including October 31, 1999. Additionally, on February 1, 1999, the lender had lowered the available line from $7,500,000 to $4,000,000 and changed the interest rate from a LIBOR denominated rate to prime. On September 20, 1999, the lender again lowered the available line from $4,000,000 to $1,750,000 and increased the interest rate from prime to prime plus 2% (10.25% at September 20, 1999). There can be no assurance that the Company will not require additional waivers in the future or if required, that the lender will grant them.

      Management expects, to extend the expiration date from October 31, 1999 to October 31, 2000. However, should negotiations with the lender not proceed as expected, management believes there are a number of viable refinancing alternatives.

3.    STOCKHOLDERS' EQUITY

      The Company maintains an incentive stock option plan under which officers, employees and directors may be granted options to purchase shares of the Company's common stock at the grant date fair market value. Options are generally exercisable upon issuance and expire up to five years from the date granted.

                                                                                 Year ended
                                            -------------------------------------------------------------------------------
                                                      July 3,                    June 27,               June 28,
                                                       1999                        1998                   1997
                                            ---------------------------  ------------------------- ------------------------
                                                              Weighted                   Weighted                Weighted
                                                              average                    average                 average
                                                              exercise                   exercise                 exercise
                                             Shares            price      Shares           price    Shares        price
                                             ------          --------    ---------       --------- ---------     ----------
Options outstanding, beginning of period      304,200          5.84       338,400          7.05      238,550        8.38
Options granted                                 2,000          3.88        75,100          3.92      133,200        4.55
Options canceled                             (125,500)         6.34      (109,300)         7.89      (33,350)       6.50

Options outstanding, end of period            180,700          5.71       304,200          5.84      338,400        7.05
Option price range at end of period             $3.38 to                    $3.38 to                   $4.00 to
                                               $13.06            --        $13.06                     $13.06
Options available for grant at end of
     period                                   192,450                      68,950                     34,750

Weighted-average fair value of options,
     granted during the period                               $ 1.21                     $  1.17                   $ 1.58
                                            =========        ======     =========       =======    =========      ======

      At July 3, 1999, 373,150 shares were reserved for issuance under the plan.

      The Company also maintains an Employee Stock Purchase Plan which covers full-time employees which meet certain defined employment requirements. A maximum of 142,500 shares may be issued under the plan, and the employees' purchase price is the greater of 85% of the fair market value of the stock on the date of grant or 85% of the Company's cost to acquire stock for issuance under the plan. Rights to acquire shares expire within 12 months from date of grant if not exercised. Rights to acquire 1,350, 9,425 and 1,650 shares remained outstanding as of July 3, 1999, June 27, 1998 and June 28, 1997, respectively. A total of 61,627 shares were reserved under this plan as of July 3, 1999.

      Stock-based compensation

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts presented below for the years ended:

                                                       July 3,                June 27,                June 28,
                                                         1999                   1998                     1997
                                                    -------------           -------------           -------------
Net income (loss):
     As reported                                    $  (2,333,142)          $  (3,842,430)          $      62,822
     Pro forma                                      $  (2,394,512)          $  (3,923,514)          $      10,163
Earnings (loss) per share of common stock:
     As reported                                    $        (.79)          $       (1.24)          $        0.02
     Pro forma                                      $        (.82)          $       (1.27)          $          --
                                                    =============           =============           =============


      The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997; expected life of option of 5 years for all years, expected volatility of 25% for 1999, 25% for 1998 and 24.7% for 1997; risk free interest rate of 4.58% for 1999, 5.99% for 1998 and 6.45% for 1997 and a 0% dividend yield for all years. The weighted average fair value at date of grants is $1.21 per option for 1999 and ranges from $1.11 to $1.37 per option for 1998 and $1.43 to $1.77 per option for 1997.

      Additional information relating to stock options outstanding and exercisable at July 3, 1999 summarized by exercise price are as follows:

                                                      Weighed Average
                                  Outstanding       -------------------
  Exercise price                 and exercisable     Life      Exercise
   per share                        shares         (years)       Price
-----------------                ---------------    -------    --------
$3.38 - $  4.00                        74,000         2.4      $   2.80
$          5.25                        78,800         1.9          5.25
$          8.63                         3,000         1.1          8.63
$11.88 - $13.06                        24,900          .2         12.16
                                     --------
$3.38 to $13.06                       180,700         2.1          5.71
                                     ========        ====      ========

4.    IMPAIRMENT OF LONG-LIVED ASSETS

      In each of fiscal 1999 and fiscal 1998, events and circumstances indicated that certain equipment, fixtures and leasehold improvements associated with under-performing stores were impaired. Accordingly, the Company recorded a pre-tax charge in the fourth quarters of 1999 and 1998 amounting to approximately $870,700 and $3,000,000, respectively, to adjust the carrying value of these assets to their estimated fair market value and to provide for associated disposal liabilities. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly.

5.    Taxes (Benefit) on Income

      The components of taxes (benefit) on income are as follows:


                                        Year ended
                         -----------------------------------------------
                          July 3,           June 27,           June 28,
                           1999               1998               1997
                         --------          ---------           ---------
Current:
     Federal             $ 17,266          $(311,000)          $ 252,000
     State                  3,100                 --              49,000
                         ========          =========           =========
Total current              20,366           (311,000)            301,000
                         --------          ---------           ---------
Deferred:
     Federal               73,000            262,000            (246,000)
     State                 13,000             49,000             (29,000)
                         --------          ---------           ---------
Total deferred             86,000            311,000            (275,000)
                         --------          ---------           ---------
Taxes on income          $106,366          $      --           $  26,000
                         ========          =========           =========

      Significant components of the Company's deferred tax assets are comprised of the following at:


                                                     July 3,              June 27,
                                                      1999                  1998
                                                   -----------           -----------
Equipment and improvements                         $ 3,266,100           $ 3,116,800
Accrual for contingent losses                          608,400               568,900
Bad debt allowance                                     249,100               193,000
Alternative minimum tax and other credits              370,000               308,000
Net operating loss carryforward                        753,000               157,000
Other                                                   55,400                55,300
                                                   -----------           -----------
Gross deferred tax asset                             5,302,000             4,399,000
Valuation allowance                                 (2,426,000)           (1,437,000)
                                                   -----------           -----------
Net deferred tax asset                             $ 2,876,000           $ 2,962,000
                                                   ===========           ===========

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

      Net operating loss and other credit carryforwards expire at various dates from 2005 through 2019. Alternative minimum tax credits totaling approximately $152,000 may be carried forward indefinitely.

      The effective tax rate on income before taxes on income was different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes and the effective rate:


                                                                            Year ended
                                                 ----------------------------------------------------------------------
                                                      July 3, 1999             June 27, 1998            June 28, 1997
                                                 -------------------     ------------------------    ------------------
                                                       $            %     $                     %    $                 %
Income taxes (benefit) at statutory rate          (757,000)    (34.0)      (1,306,000)    (34.0)       30,200      34.0
Increase (decrease) in taxes resulting
     from:
          State income taxes, net of
              federal tax benefit                   11,100        .5         (154,000)     (4.0)        3,600       4.1
          Meals and entertainment                    5,000        .2           21,200        .6         7,900       8.8
          Officers' life insurance                  25,000       1.1            2,800       0.0       (15,000)    (16.8)
          Tax credits                              (62,000)     (2.7)              --        --            --        --
          Other                                   (104,734)     (4.7)          (1,000)     (0.0)         (700)      (.8)
Increase in valuation allowance                    989,000      44.4        1,437,000      37.4            --        --
                                                 ---------     -----      -----------     -----      --------    ------
Taxes (benefit) on income at
     effective rate                                106,366       4.8               --        --        26,000      29.3
                                                 ---------     -----      -----------     -----      --------    ------

6.    EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share of common stock and common stock equivalents have been computed using 2,937,221 shares in 1999, 3,094,762 shares in 1998 and 3,254,908 shares in 1997, which represent the weighted average number of shares of common stock to be recognized during the respective periods. The effect of shares issuable under the stock option plan were excluded for 1999 and 1998 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for 1997 because the significant majority of common options outstanding were exercisable at prices which exceed the common stock market price.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      For purposes of the statements of cash flows, the Company classifies cash on hand and in savings and checking accounts and short-term investments with a maturity of three months or less as cash equivalents.

      Supplemental cash flow information:

                                                                                 Year ended
                                                               ---------------------------------------------
                                                                  July 3,          June 27,        June 28,
                                                                    1999             1998            1997
                                                               ------------       ----------     -----------
Cash paid for (received from):
     Interest                                                  $    161,458       $  266,795     $  136,506
     Income taxes                                                   (81,366)         189,025        (19,554)
Non-cash financing and investing activities:
     Notes received from sale of property and
          equipment (net of reserve of $227,000)                    763,000               --        454,031
     Treasury stock acquired from sale of
          property, equipment and accounts
          receivable                                                     --               --        138,750

8.    COMMITMENTS AND CONTINGENCIES

      A.  Leases

      The Company and its subsidiaries lease various restaurant facilities and computer equipment, under noncancellable operating leases, which expire at various dates through July 2007. At July 3, 1999, future minimum lease payments required under operating leases that have initial noncancellable terms in excess of one year are as follows:


                                                        Minimum lease
                  Fiscal year ending                       payments
                  ------------------                    -------------
                  2000                                  $   5,894,551
                  2001                                      5,601,178
                  2002                                      5,283,489
                  2003                                      4,291,493
                  2004                                      2,967,994
                  After 2004                                3,279,789
                                                         ------------
                  Total                                  $ 27,318,494
                                                         ============


      Rent expense for each of the three years in the period ended July 3, 1999 is as follows:

                                                                         Year ended
                                                       --------------------------------------------------
                                                        July 3,            June 27,             June 28,
                                                         1999                1998                 1997
                                                       ----------          ----------          ----------
Basic rentals:
     Noncancellable leases (net of subleases)          $6,412,362          $6,167,078          $6,507,892
     Cancellable equipment leases                         235,893             310,846             417,269
                                                       ----------          ----------          ----------
                                                        6,648,255           6,477,924           6,925,161
Contingent rentals based on sales                         560,558             590,935             418,703
                                                       ----------          ----------          ----------
Total rent expense                                     $7,208,813          $7,068,859          $7,343,864
                                                       ==========          ==========          ==========

      The Company and its subsidiaries remain obligated, in the event of default by the current lessee, on 7 facilities formerly operating under long-term leases. Future minimum lease payments remaining under these noncancellable operating leases are as follows:

                                                            Minimum remaining
Fiscal year ending                                             lease payments
------------------                                             --------------
2000                                                            $     481,944
2001                                                                  414,316
2002                                                                  414,316
2003                                                                  414,316
2004                                                                  405,282
After 2004                                                            398,285
                                                                -------------
Total                                                           $   2,528,459
                                                                =============

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

      D.  Retirement Plan

      Effective January 1, 1996, the Company adopted a tax-qualified employee benefit plan ("Plan") which meets the criteria of Section 401(k) of the Internal Revenue Code. Under the Plan, participants may elect to defer from 2% to 15% of their compensation, and the Company may make discretionary contributions, as determined annually by the Company's management, of up to 10% of the employee's compensation. Each participant's contribution is fully vested at all times. Participants become fully vested in contributions made by the Company on a graduated scale over a seven-year period. Operations were charged with approximately $44,000, $47,000 and $51,000 related to this plan for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively.

9.    Corporate Relocation

      The corporate offices of the Company were consolidated and relocated to Birmingham, Alabama on June 20, 1997. Accordingly, the Company recorded a fourth-quarter 1997 charge of $700,000 related to the consolidation.

10.   Selected Quarterly Financial Data (Unaudited)

                                                                     Thousands of dollars, except per share data
                                                                 --------------------------------------------------
                                                                     1st           2nd         3rd         4th
                                                                 ---------     ---------   ----------   -----------
Year ended July 3, 1999:
     Net sales                                                   $  15,299     $  14,485   $  13,805    $ 14,699
     Gross profit                                                    1,657         1,374       1,444       1,388
     Income (loss) before taxes (benefit) on income                     60          (193)       (500)     (1,594)
     Net income (loss)                                                  37          (116)       (439)     (1,815) (a)
     Basic and diluted earnings (loss) per common share                .01          (.04)       (.15)       (.63)



                                                                     Thousands of dollars, except per share data
                                                                 ----------------------------------------------------
                                                                     1st          2nd         3rd          4th
                                                                 ----------    ---------   ---------    -------------
Year ended June 27, 1998:
     Net sales                                                   $  16,195     $  15,852   $  15,696    $ 16,037
     Gross profit                                                    1,449         1,398       1,554       1,806
     Income (loss) before taxes (benefit) on income                   (282)         (286)         13      (3,287)
     Net income (loss)                                                (169)         (172)          8      (3,509) (b)
     Basic and diluted earnings (loss) per common share               (.05)         (.06)         --       (1.15)

      (a) See Note 4 for discussion of the fourth quarter pre-tax charge of $870,700 related to impairment of long-lived assets.
      (b) See Note 4 for discussion of the fourth quarter pre-tax charge of $2,999,642 related to impairment of long lived assets.

ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

      During the fiscal years 1999 and 1998 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.


                                    PART III

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS

      Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 1999, as filed with the Securities and Exchange Commission.


ITEM 11:     EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 1999, as filed with the Securities and Exchange Commission.


ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 1999, as filed with the Securities and Exchange Commission.


ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 1999, as filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

         The following financial statements are included in Part II of this report (index at page 27):

         Report of Independent Certified Public Accountants

         Consolidated Financial Statements for Years ended July 3, 1999, June 27, 1998, and June 28, 1997:

                  Consolidated Balance Sheets - July 3, 1999 and June 27, 1998 Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows

         Summary of Accounting Policies

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (unaudited) (appearing at Note 10 of the Notes to Consolidated Financial Statements)

Financial Statement Schedules

         All schedules have been omitted since the required information is not applicable or the information required is included in the financial statements or the notes thereto.

EXHIBITS

         The exhibits set forth in the following Index of Exhibits are filed as a part of this report:

Exhibit
Number                                       Description
------
3.1(b)   Restated Certificate of Incorporation, incorporated by reference from the Company's Form 10-K for the year ended June 27, 1998.

3.2 Bylaws (incorporated by reference from the Company's Proxy Statement for the Special Shareholders Meeting held on September 25, 1986).

4.4 Credit Agreement, dated June 19, 1996, between AmSouth Bank of Alabama and the Company, incorporated by reference from the Company's Form
         10-K for the year ended June 29, 1996.

4.5      Amended and Restated Credit Agreement dated February 2, 1999, between
         Wall Street Deli, Inc., and AmSouth Bank, incorporated by reference from the Company's Form 10-Q for the quarter ended December 26, 1998.

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

10.8 1983 Incentive Stock Option Plan, incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1984.

10.9 Wall Street Deli, Inc.1989 Incentive Stock Option Plan, as amended, incorporated by reference from an exhibit to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1984.

10.10    Asset Purchase Agreement dated as of October 27, 1996, by and among
         Wall Street Deli, Inc., Downtown Food Services, Inc., Executive Chef
         Catering, L.L.C., Robert G. Barrow and Judy Gupton (relating to sale of the Memphis division), incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 28, 1996.

10.11 Wall Street Deli, Inc. Employee Stock Purchase Plan, incorporated by reference from Exhibit 4(c) to the Company's Registration Statement on Form S-8, Registration no. 333-69553, as filed December 23, 1998.

10.12 Wall Street Deli, Inc. 1997 Incentive Award Plan, incorporated by reference from the Company's Proxy Statement for the Annual
         Shareholders Meeting held November 6, 1997.

21       Subsidiaries of the Registrant, filed herewith. page 55

27       Financial Data Schedule, submitted to the Securities and Exchange
         Commission in electronic format

Reports on Form 8-K

         During the quarter ended July 3, 1999, the Company filed two reports on Form 8-K:

                  Report on Form 8-K dated April 15, 1999, reporting an extension of the agreement in principle with Trinity Management Company, Inc.; and

                  Report on Form 8-K dated April 23, 1999, reporting the expiration of the agreement in principle with Trinity Management Company, Inc., and the Company's additional discussions.

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

                                                             September 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Jeffrey V. Kaufman                 President, Chief Executive                  September 30, 1999
--------------------------------         Officer and Director
JEFFREY V. KAUFMAN

  /s/ Robert G. Barrow                   Vice Chairman, Chief Financial              September 30, 1999
--------------------------------         Officer and Director
ROBERT G. BARROW

  /s/ Alan V. Kaufman                    Chairman of the Board                       September 30, 1999
--------------------------------
ALAN V. KAUFMAN

  /s/ Aaron Beam, Jr.                           Director                             September 30, 1999
--------------------------------
AARON BEAM, JR.

  /s/ William M. Byrne                          Director                             September 30, 1999
--------------------------------
WILLIAM M. BYRNE

  /s/ Jake L. Netterville                       Director                             September 30, 1999
--------------------------------
JAKE L. NETTERVILLE

  /s/ William S. Atherton                       Director                             September 30, 1999
--------------------------------
WILLIAM S. ATHERTON

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                            -----------------------

                                    EXHIBITS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES
                                       TO

                                   FORM 10-K



                             WALL STREET DELI, INC.




For the fiscal year ended July 3, 1999              Commission File No. 0-11271

                               TABLE OF CONTENTS
                                  FOR EXHIBITS

Exhibit
Number                             Description                                                                 Page
-------                            -----------                                                                 ----
21                  Subsidiaries of the Registrant                                                             55

27                  Financial Data Schedule, submitted to the Securities and Exchange
                    Commission in electronic format