Form 10-Q
period 1999-10-02
WALL STREET DELI INC
filed 1999-11-16
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended October 2, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
           For the transition period from ___________ to ____________

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

                        Yes    [X]          No     [ ]

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                                Outstanding at November 9, 1999
----------------------------                    -------------------------------
Common Stock, $.05 Par Value                              2,896,477

                                      INDEX


                                                                                                             Page No.
                                                                                                             --------

PART I:           FINANCIAL INFORMATION

                  ITEM 1:           Financial Statements.........................................................   1

                                            Consolidated Balance Sheets..........................................   2

                                            Consolidated Statements of Operations................................   4

                                            Consolidated Statements of Stockholders' Equity......................   5

                                            Consolidated Statements of Cash Flows................................   6

                                    Notes to Consolidated Financial Statements...................................   8

                  ITEM 2:           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations..........................................  11


PART II:          OTHER INFORMATION

                  ITEM 6:           Exhibits and Reports on Form 8-K ............................................  16

                  SIGNATURES.....................................................................................  16

                          PART I: FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at October 2, 1999 (unaudited) and July 3, 1999.

                  Consolidated Statements of Operations (unaudited) for the thirteen week periods ended October 2, 1999 and September 26, 1998.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the thirteen week periods ended October 2, 1999 and September 26, 1998.

                  Consolidated Statements of Cash Flows (unaudited) for the thirteen week periods ended October 2, 1999 and September 26, 1998.

         Notes to Consolidated Financial Statements  (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        October 2, 1999     July 3, 1999
                                                          (unaudited)
                                                        --------------------------------
Assets
Current
     Cash and cash equivalents                           $  1,215,272       $  1,305,652
     Accounts and notes receivable, net (Note 1)            1,178,023            982,975
     Inventories                                              559,761            564,061
     Refundable income taxes                                  348,352            346,140
     Deferred tax assets (Note 5)                             495,000            495,000
     Prepaid rent                                             632,023            676,166
     Other                                                    251,609            202,557
                                                         ------------       ------------
Total current assets                                        4,680,040          4,572,551
                                                         ------------       ------------
Equipment and improvements (Note 4)
     Equipment and fixtures                                15,354,813         15,554,760
     Leasehold improvements                                12,779,505         12,793,819
                                                         ------------       ------------
                                                           28,134,318         28,348,579
Less accumulated depreciation and amortization            (19,496,178)       (19,132,868)
                                                         ------------       ------------
Net equipment and improvements                              8,638,140          9,215,711
                                                         ------------       ------------
Other


     Long-term portion of notes receivable (Note 1)           876,234          1,004,196
     Deferred tax assets (Note 5)                           2,381,000          2,381,000
                                                         ------------       ------------
Total other assets                                          3,257,234          3,385,196
                                                         ------------       ------------
                                                         $ 16,575,414       $ 17,173,458
                                                         ============       ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         October 2, 1999     July 3, 1999
                                                                          (unaudited)
                                                                         --------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Bank overdrafts                                                      $         --       $  1,441,444
     Notes payable (Note 2)                                                    403,617            398,004
     Accounts payable                                                        2,597,439          1,509,329
     Accruals:
          Taxes other than income                                              647,135            592,053
          Compensation                                                       1,437,556            798,868
          Rent                                                                 832,155            925,072
          Workers' compensation                                                361,254            972,101
          Other insurance                                                      461,803            459,079
          Miscellaneous                                                        134,725            176,550
                                                                          ------------       ------------
Total current liabilities                                                    6,875,684          7,272,500
                                                                          ------------       ------------
Commitments and contingencies (Note 8)
     Stockholders' equity (Note 3)
     Common stock, $.05 par - shares authorized
          20,000,000; issued 3,414,802                                        170,740            170,740
     Additional paid-in capital                                             10,787,369         10,787,369
     Retained earnings                                                         988,712          1,189,940
                                                                          ------------       ------------
                                                                            11,946,821         12,148,049
Treasury stock, at cost, 518,325 shares                                     (2,247,091)        (2,247,091)
                                                                          ------------       ------------
Total stockholders' equity                                                   9,699,730          9,900,958
                                                                          ------------       ------------
                                                                          $ 16,575,414       $ 17,173,458
                                                                          ============       ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             For the thirteen week periods ended
                                             -----------------------------------
                                                October 2,        September 26,
                                                   1999                1998
                                             -----------------------------------
Revenues
     Net sales                                 $ 12,838,407       $ 15,253,413
     Franchise revenues                              52,372             46,270
                                               ------------       ------------
Total revenues                                   12,890,779         15,299,683
                                               ------------       ------------
Costs of restaurant operations
     Food and paper costs                         4,528,676          5,560,693
     Labor                                        2,978,412          3,406,188
     Store expenses                               3,528,459          3,897,032
     Restaurant depreciation                        631,040            779,599
     Franchise expenses                              39,607             90,660
                                               ------------       ------------
Total cost of restaurant operations              11,706,194         13,734,172
                                               ------------       ------------
Restaurant operating income                       1,184,585          1,565,511
                                               ------------       ------------
Administrative expenses
     Division level                                 433,798            459,630
     Catering sales                                 155,300            183,320
     Corporate                                      755,670            862,973
                                               ------------       ------------
Total general and administrative                  1,344,768          1,505,923
                                               ------------       ------------
Other income (expense)
     Interest income (expense)                      (16,088)           (37,834)
     Gain (loss) from sale of assets                (24,957)            37,908
                                               ------------       ------------
Total other income (expense)                        (41,045)                74
                                               ------------       ------------
Income (loss) before taxes                         (201,228)            59,662
Taxes on income (Note 5)                                  0             22,926
                                               ------------       ------------
Net income (loss)                              $   (201,228)      $     36,736
                                               ============       ============
Basic and diluted income (loss) per share      $      (0.07)      $       0.01
                                               ============       ============
Weighted average number of common shares
     outstanding (Note 5)                         2,896,477          3,016,588
                                               ------------       ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      Common Stock                                                 Treasury Stock
                                -----------------------                                     ----------------------------
                                   Number                     Additional                         Number
                                       of                        Paid-in        Retained             of
                                   Shares       Amount           Capital        Earnings         Shares         Amount
                                ---------       -------       ----------        --------       --------      -----------
Balance, June 27, 1998          3,414,802       170,740       10,787,369        3,523,082       368,325       (1,764,467)
Net income for the quarter             --            --               --           36,736            --               --
Treasury stock acquired                --            --               --               --        80,000         (253,124)
                                ---------      --------      -----------      -----------       -------      -----------

Balance, September 26,
1998 (unaudited)                3,414,802      $170,740      $10,787,369      $ 3,559,818       448,325      $ 2,017,591
                                =========      ========      ===========      ===========       =======      ===========

Balance, July 3, 1999           3,414,802      $170,740      $10,787,369      $ 1,189,940       518,325      $(2,247,091)
Net loss for the quarter               --            --               --         (201,228)           --               --
Treasury stock acquired                --            --               --               --            --               --
                                ---------      --------      -----------      -----------       -------      -----------

Balance, October 2, 1999        3,414,802      $170,740      $10,787,369      $   988,712       518,325      $(2,247,091)
                                =========      ========      ===========      ===========       =======      ===========


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                For the thirteen week periods ended
                                                                -----------------------------------
                                                                  October 2,       September 26,
                                                                     1999              1998
                                                                -----------------------------------
Operating activities
     Net income (loss)                                            $(201,228)        $  36,736
     Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
               Depreciation and amortization                        656,634           779,715
               Loss (gain) on sale of property and equipment         24,957           (37,908)
               Deferred income taxes                                     --            22,926
               Provision for loss on accounts and
                    notes receivable                                 42,000                --
               Changes in operating assets and
                    liabilities:
                        Receivables - net (Note 3)                 (149,175)          (19,653)
                        Inventories                                   4,300            28,587
                        Refundable income taxes                      (2,212)               --
                        Prepaid expenses and other                   (4,909)           17,138
                        Accounts payable and bank overdraft        (353,334)         (212,864)
                        Accruals                                    (49,095)         (336,788)
                                                                  ---------         ---------
Cash provided by operating activities                               (32,062)          277,889
                                                                  ---------         ---------
Investing activities
     Payments for purchase of equipment and
          improvements                                             (105,611)          (67,116)
     Proceeds from sale of equipment and
          improvements                                                1,591                --
      Net collections on notes receivable                            40,089            11,017
      Decrease (increase) in cash surrender value
          of insurance on officers' lives                                --           (17,400)
                                                                  ---------         ---------
Cash provided (used) by investing activities                        (63,931)          (73,499)
                                                                  ---------         ---------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   For the thirteen week periods ended
                                                                                   -----------------------------------
                                                                                       October 2,       September 26,
                                                                                          1999              1998
                                                                                   -----------------------------------
Financing activities
     Net borrowings (payments) under line of credit                                        5,613          (157,878)
     Acquisition of treasury stock                                                            --          (253,124)
                                                                                     -----------         ---------
Cash provided (used) by financing activities                                               5,613          (411,002)
                                                                                     -----------         ---------
Net increase (decrease) in cash for the period (Note 7)                                  (90,380)         (206,612)
     Cash and cash equivalents, beginning of period                                    1,305,652           409,044
                                                                                     -----------         ---------
     Cash and cash equivalents, end of period                                        $ 1,215,272         $ 202,432
                                                                                     -----------         ---------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                                                   $    20,199         $  40,657
          Income taxes                                                               $        --         $  19,600

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 2, 1999, and the results of operations, changes in stockholders' equity and cash flows for the thirteen week periods ended October 2, 1999 and September 26, 1998.

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

2. The results of operations for the thirteen week periods ended October 2, 1999 and September 26, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts during the first quarter of fiscal 1999 have been reclassified to conform to the current year presentation.

3.       Accounts and notes receivable consists of:


                                                       October 2, 1999      July 3, 1999
                                                       ---------------      ------------
Accounts receivable                                     $   646,745         $   637,496
Notes receivable                                            397,153             461,242
Assets of business transferred under contractual
     arrangement                                            773,000             791,000
Other receivables                                           828,804             758,804
                                                        -----------         -----------
                                                          2,645,702           2,648,542
Less allowance for doubtful accounts                       (591,445)           (661,371)
                                                        -----------         -----------
                                                          2,054,257           1,987,171
Less non-current portion of notes receivable               (876,234)         (1,004,196)
                                                        -----------         -----------
                                                        $ 1,178,023         $   982,975
                                                        ===========         ===========

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. Earnings per share ("EPS") have been computed in accordance with the provisions of SFAS 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the respective periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then shares in the earnings of the Company. The effect of shares issuable under the Company's stock option plan are excluded for the thirteen week periods ended October 2, 1999 and September 26, 1998 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the thirteen week period ended October 2, 1999 because the significant majority of common options outstanding were at prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:


                                                         For the Thirteen
                                                        Week Periods Ended
                                                   ------------------------------
                                                   October 2,       September 26,
                                                      1999               1998
                                                   ----------       -------------
 Weighted average number of common
     shares used for basic EPS                      2,896,477        3,016,588
 Effect of dilutive stock options                          --               --
 Weighted average number of common shares and
     dilutive potential common stock used in
     diluted EPS                                    2,896,477        3,016,588

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

7. The effective tax rate for the thirteen weeks ended October 2, 1999 was -0- percent. Estimated amounts of tax benefits not considered more likely than not to be realized result in decreases from the effective tax rate of 40 percent for the thirteen week period ended October 2, 1999.

8. At July 3, 1999, the Company was not in compliance with the debt service coverage ratio covenant and the tangible net worth ratio under its existing short-term bank line of credit (the "Credit Agreement") and accordingly, had requested and was granted waivers and amendments to such covenants from its lender for periods up to and including October 31, 1999. Additionally, on February 1, 1999, the lender had lowered the available line from $7,500,000 to $4,000,000 and changed the interest rate from a LIBOR denominated rate to prime. On September 20, 1999, the lender again lowered the available line from $4,000,000 to $1,750,000 and increased the interest rate from prime to prime plus 2%. At September 20, 1999 the interest rate was 10.25%. There can be no assurance that the Company will not require additional waivers in the future or if required, that the lender will grant them.

         Effective as of November 1, 1999, the expiration date of the Credit Agreement has been extended to November 30, 1999. Management expects that the expiration date will be extended from November 30, 1999 to October 31, 2000. However, should negotiations with the lender not proceed as expected, management believes there are a number of viable refinancing alternatives, though there can be assurance that such alternatives would be on terms as favorable as the present arrangements.

9. In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

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

         Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things, the Company's operating performance, anticipated growth strategies, trends in the food service industry and other trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from those anticipated or projected, including, among others, recent changes in management, the availability of financing, new franchising programs and other new products and programs, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, and weather conditions and seasonal effects. In addition, a significant area of uncertainty and risk has been occasioned by recently-terminated discussions concerning the possible sale of the Company and subsequent new strategic planning.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of revenues represented by certain items in the Company's consolidated statements of operations.


                                       Thirteen week periods ended
                                       ---------------------------
                                        October 2,   September 26,
                                          1999           1998
                                        ----------   -------------
Net sales                                 99.6%          99.7%
Franchise revenues                         0.4            0.3
                                         -----          -----
Total revenues                           100.0          100.0
Cost of restaurant operations             90.8           89.8
                                         -----          -----
Restaurant operating income                9.2           10.2
General and administrative                10.4            9.8
                                         -----          -----
     Operating income (loss)              (1.2)           0.4
Other income (expense)                    (0.3)          --
                                         -----          -----
     Income (loss) before taxes           (1.5)           0.4
                                         -----          -----
Taxes                                     --              0.2
                                         -----          -----
Net income (loss)                         (1.5)%          0.2%
                                         =====          =====

NET SALES

         Net sales for company-owned restaurants for the thirteen weeks ended October 2, 1999 declined 15.8% to $12,838,407 from $15,253,413 recorded during the comparable prior year period. Comparable sales per restaurant declined by 10.0% due to increased competition and lower catering sales. In addition, the number of company-owned restaurants declined from 111 at the end of the first quarter of fiscal 1999 to 101 at the end of the first quarter of fiscal 2000. A number of the company-owned restaurants that were open in the first quarter of fiscal 1999 were sold to franchisees during the past 12 months. See "Franchise Operations" later in this report for additional details concerning franchised operations.

COST OF RESTAURANT OPERATIONS

         The components of cost of restaurant operations for the thirteen week periods ended October 2, 1999 and September 26, 1998, respectively, are shown in the following table:


                                            For the thirteen week periods ended
                               ----------------------------------------------------------------
                                       October 2, 1999                 September 26, 1998
                               -------------------------------    -----------------------------
                                  Amount        % of Net Sales    Amount         % of Net Sales
                                  ------        --------------    ------         --------------
Food and Paper                 $ 4,528,676           35.3%      $ 5,560,693           36.5%
Labor                            2,978,412           23.2         3,406,188           22.3
Store Expenses                   3,528,459           27.5         3,897,032           25.5
Restaurant Depreciation            631,040            4.9           779,599            5.1
                               -----------           ----       -----------           ----
                               $11,666,587           90.9%      $13,642,512           89.4%
                               -----------           ----       -----------           ----

         Cost of restaurant operations declined 14.4% to $11,666,587 from $13,642,512 incurred during the comparable prior year quarter. Cost of food and paper as a percent of net sales declined from 36.5% to 35.3% due to improved buying practices. Labor as a percent of net sales increased as a percent of net sales to 23.2% from 22.3% during the prior year quarter primarily due to the relatively fixed nature of these expenses. Store expenses, which include mostly fixed expenses such as rent, taxes and insurance, declined by 9.4% but increased as a percent of sales to 27.5% compared to 25.5% during the comparable period. Depreciation and amortization declined 19.0% to $631,040 from $779,599 primarily due to impairment adjustments recorded in fiscal 1999 and ten fewer restaurants were in operation at the end of the first quarter of fiscal 2000 compared to the same time in fiscal 1999. All of these factors resulted in an increase in the cost of restaurant operations as a percent of net sales to 90.9% for the first quarter of fiscal 2000 compared to 89.4% for the comparable prior year period.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist of overhead expenses associated with each of our operating divisions, expenses associated with catering operations and corporate administration. Each of these expense categories declined compared to the prior year due to fewer restaurants, lower sales and certain cost savings actions. Total general and administrative expenses declined $161,155 or 10.7% compared to the comparable prior year period. Management expects general and administrative expenses to continue to be below the prior year but at a lesser rate in future quarters due to the filling of several key officer positions during the second quarter of fiscal 2000.

FRANCHISE OPERATIONS

         A brief summary of franchise operations for the first quarter of fiscal 2000 compared to the comparable prior year period follows:


                               October 2,    September 26,
Description                       1999           1998
-----------                    ----------    -------------
Royalty income                  $52,372        $ 36,270
Initial franchise fees               --          10,000
                                -------        --------
Total franchise revenues         52,372          46,270
Franchise expenses               39,607          90,660
                                -------        --------
Franchise income                $12,765        $(44,390)
                                =======        ========

         During the first quarter of fiscal 2000 there were 17 franchised restaurants in operation compared to six at the end of the first quarter of fiscal 1999. As a result, royalty income increased 44.3% to $52,372, compared to $36,270 recorded in the comparable prior year quarter. During the comparable quarter, one franchised restaurant opened resulting in $10,000 of initial franchise fees compared to none during the current quarter. Franchise expenses were higher in the prior year primarily due to opening expenses and a higher level of franchise administration costs. Management expects franchise expenses to increase due to additional store openings and the addition of a yet to be hired director of franchising and real estate.

TAXES ON INCOME

         The effective tax rate for each of the thirteen weeks ended October 2, 1999 and September 26, 1998 was -0- percent and 38.4 percent, respectively.

INTEREST INCOME (EXPENSE), NET

         Net interest expense was $16,088 compared to $37,834 incurred during the comparable prior year quarter primarily due to significantly lower average daily balances on the line of credit. At the end of the first quarter of fiscal 2000 there was a $403,617 balance on the line compared to $398,004, at the end of fiscal 1999 and $1,846,932 at the end of the first quarter of fiscal 1999. See Note 8 for additional details.

IMPACT OF INFLATION

         In most cases, management has been able to pass on the impact of wage and food inflation through modest price increases, but there is no assurance that it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has generated most of its cash from operations, and to a lesser extent from bank borrowings on the Company's short-term line of credit. Cash flow from operations, equity financings and bank borrowings have historically funded expansion. The Company currently does not have long-term debt. In the future the Company anticipates that it may rely on long-term debt or lease financing to fund the purchase of point-of-sale management information systems, remodeling or Company expansion.

         At the end of the first quarter liquidity improved. The current ratio was .68 to 1.00 compared to .63 to 1.00 at the end of fiscal 1999 and .48 to
1.00 at the end of the first quarter of fiscal 1999.

         The Company's principal capital requirements are for the remodeling of Company stores and to a lesser degree new restaurants. Capital expenditures for these purposes were $105,611 compared to $67,116 expended during the comparable prior year quarter. The Company has one company-owned restaurant under construction which the Company anticipates opening at the end of the second quarter or beginning of the third quarter.

         The Company has historically met its capital need from short-term bank borrowings and internally generated funds. Cash generated from operations for the first quarter of fiscal 2000 was a negative $32,062 compared to a positive $277,889 recorded for the comparable prior year quarter. The primary use of funds for the first quarter was the reduction in bank overdrafts from year end of $1,441,444 offset by an increase in accounts payable of $1,088,110. In addition, the Company paid prior year accrued workers compensation claims of approximately $600,000 during the current quarter. The balance on the line of credit ($403,617) was virtually the same as year end but substantially down from the balance at the end of the first quarter of fiscal 1999 of $1,846,932. See
Note 8 to the financial statements in this report for additional details about the line of credit. During the prior year comparable quarter, funds generated from operations were used to purchase 80,000 shares of treasury stock for $253,124 and to pay down the line of credit by $157,878.

                           PART II: OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, submitted to the
                               Securities and Exchange Commission in electronic format

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended October 2, 1999.


                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                     WALL STREET DELI, INC.



November 15, 1999                         /s/ Jeffrey V. Kaufman
                                          -------------------------------------
                                          JEFFREY V. KAUFMAN
                                          President and Chief Executive Officer



November 15, 1999                         /s/ Thomas J. Sandeman
                                          -------------------------------------
                                          THOMAS J. SANDEMAN
                                          Chief Financial Officer