Form 10-Q
period 2000-01-01
WALL STREET DELI INC
filed 2000-02-15
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                 For the quarterly period ended January 1, 2000

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
             For the transition period from__________ to___________

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

                            Yes  [X]    No  [ ]

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                                Outstanding at February 9, 2000
------------------------------                 --------------------------------
 Common Stock, $.05 Par Value                             2,896,477

                                     INDEX

                                                                                              Page No.
                                                                                              --------
PART I:    FINANCIAL INFORMATION

           ITEM 1:   Financial Statements........................................................  1

                             Consolidated Balance Sheets.........................................  2

                             Consolidated Statements of Operations...............................  4

                             Consolidated Statements of Stockholders' Equity.....................  5

                             Consolidated Statements of Cash Flows...............................  6

                     Notes to Consolidated Financial Statements..................................  7

           ITEM 2:   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................................  10


PART II:   OTHER INFORMATION

           ITEM 4:   Submission of Matters to a Vote of Security Holders........................  15

           ITEM 6:   Exhibits and Reports on Form 8-K ..........................................  16

           SIGNATURES...........................................................................  17

                         PART I: FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at January 1, 2000 (unaudited) and July 3, 1999.

                  Consolidated Statements of Operations (unaudited) for the thirteen week and twenty-six week periods ended January 1, 2000 and December 26, 1998.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the thirteen week and twenty-six week periods ended January 1, 2000 and December 26, 1998.

                  Consolidated Statements of Cash Flows (unaudited) for the twenty-six week periods ended January 1, 2000 and December 26, 1998.

         Notes to Consolidated Financial Statements (unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    January 1, 2000        July 3, 1999
                                                      (unaudited)
---------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                      $     1,214,942        $  1,305,652
     Accounts and notes receivable, net                   1,407,380             982,975
     Inventories                                            523,834             564,061
     Refundable income taxes                                349,303             346,140
     Deferred tax assets                                    495,000             495,000
     Prepaid rent                                            26,548             676,166
     Other                                                  323,130             202,557
                                                    ---------------        ------------
Total current assets                                      4,340,137           4,572,551
                                                    ---------------        ------------
Equipment and improvements
     Equipment and fixtures                              15,594,206          15,554,760
     Leasehold improvements                              12,796,480          12,793,819
                                                    ---------------        ------------
                                                         28,390,686          28,348,579
Less accumulated depreciation and amortization          (20,142,993)        (19,132,868)
                                                    ---------------        ------------
Net equipment and improvements                            8,247,693           9,215,711
                                                    ---------------        ------------
Other assets
     Long-term portion of notes receivable                  901,792           1,004,196
     Deferred tax assets                                  2,381,000           2,381,000
                                                    ---------------        ------------
Total other assets                                        3,282,792           3,385,196
                                                    ---------------        ------------
                                                    $    15,870,622        $ 17,173,458
                                                    ===============        ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      January 1, 2000       July 3, 1999
                                                        (unaudited)
----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Bank overdrafts                                   $         --         $  1,441,444
     Notes payable                                          750,208              398,004
     Accounts payable                                     2,029,838            1,509,329
     Accruals:
          Taxes other than income                         1,587,703              592,053
          Compensation                                      748,189              798,868
          Rent                                              751,203              925,072
          Workers' compensation                             385,547              972,101
          Other insurance                                   330,019              459,079
          Miscellaneous                                      38,286              176,550
                                                       ------------         ------------
Total current liabilities                                 6,621,293            7,272,500
                                                       ------------         ------------
Stockholders' equity
     Common stock, $.05 par - shares authorized
          20,000,000;  issued 3,414,802                     170,740              170,740
     Additional paid-in capital                          10,787,369           10,787,369
     Retained earnings                                      538,611            1,189,940
                                                       ------------         ------------
                                                         11,496,720           12,148,049
Treasury stock, at cost, 518,325 shares                  (2,247,091)          (2,247,091)
                                                       ------------         ------------
Total stockholders' equity                                9,249,629            9,900,958
                                                       ------------         ------------
                                                       $ 15,870,622         $ 17,173,458
                                                       ------------         ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            For the thirteen week           For the twenty-six week
                                                periods ended                     periods ended
                                        -----------------------------     -----------------------------
                                         January 1,      December 26,       January 1,     December 26,
                                           2000              1998             2000             1998
----------------------------------------------------     ------------     ------------     ------------
Revenues
     Net sales                          $ 12,187,934     $ 14,437,286     $ 25,026,341     $ 29,690,699
     Franchise revenues                      115,529           47,774          167,901           94,044
                                        ------------     ------------     ------------     ------------
Total revenues                            12,303,463       14,485,060       25,194,242       29,784,743
                                        ------------     ------------     ------------     ------------
Costs of restaurant operations
     Food and paper costs                  4,429,344        5,297,351        8,958,020       10,858,044
     Labor                                 3,339,157        3,339,140        6,317,569        6,745,328
     Store expenses                        3,377,688        3,885,777        6,906,147        7,782,809
     Restaurant depreciation                 620,299          757,368        1,251,339        1,536,967
     Franchise expenses                       38,361           78,308           77,968          168,968
                                        ------------     ------------     ------------     ------------
Total cost of restaurant operations       11,804,849       13,357,944       23,511,043       27,092,116
                                        ------------     ------------     ------------     ------------
Restaurant operating income                  498,614        1,127,116        1,683,199        2,692,627
                                        ------------     ------------     ------------     ------------
Administrative expenses
     Division level                          237,351          292,960          671,149          752,590
     Catering sales                          179,026          193,014          334,326          376,334
     Corporate                               507,362          807,894        1,263,032        1,670,867
                                        ------------     ------------     ------------     ------------
Total general and administrative             923,729        1,293,868        2,268,507        2,799,791
                                        ------------     ------------     ------------     ------------
Other income (expense)
     Interest (expense)                      (19,620)         (26,143)         (35,709)         (63,977)
     Gain (loss) from sale of assets          (5,356)             (86)         (30,312)          37,822
                                        ------------     ------------     ------------     ------------
Total other income (expense)                 (24,976)         (26,229)         (66,021)         (26,155)
                                        ------------     ------------     ------------     ------------
Income (loss) before taxes                  (450,101)        (192,981)        (651,329)        (133,319)
Tax benefit                                        0           77,353                0           54,159
                                        ------------     ------------     ------------     ------------
Net (loss)                              $   (450,101)    $   (115,628)    $   (651,329)    $    (79,160)
                                        ============     ============     ============     ============
Basic and diluted (loss) per share      $      (0.15)    $      (0.04)    $      (0.22)    $      (0.03)
                                        ============     ============     ============     ============
Weighted average number of common
     shares outstanding                    2,896,477        2,941,488        2,896,477        2,978,830
                                        ------------     ------------     ------------     ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                   Common Stock                                             Treasury Stock
                             ------------------------                                   -----------------------
                                Number                   Additional                     Number
                                  of                      Paid-in         Retained        of
                                Shares       Amount       Capital         Earnings      Shares        Amount
                             ----------------------------------------------------------------------------------
Balance, June 27, 1998         3,414,802      170,740     10,787,369      3,523,082     368,325     (1,764,467)
Net income for the quarter            --           --             --         36,736          --             --
Treasury stock acquired               --           --             --             --      80,000       (253,124)
                               ---------     --------    -----------    -----------     -------    -----------

Balance, September 26,
1998 (unaudited)               3,414,802     $170,740    $10,787,369    $ 3,559,818     448,325    $ 2,017,591
Net loss for the quarter                                                   (115,628)
Treasury stock acquired                                                                  70,000        229,500
                               ---------     --------    -----------    -----------     -------    -----------


Balance, December 26,
1998                           3,414,802      170,740     10,787,369      3,444,190     518,325      2,247,091
                               =========      =======    ===========    ===========     =======    ===========

Balance, July 3, 1999          3,414,802     $170,740    $10,787,369    $ 1,189,940     518,325    $(2,247,091)
Net loss for the quarter              --           --             --       (201,228)         --             --
                               ---------     --------    -----------    -----------     -------    -----------

Balance, October 2, 1999       3,414,802     $170,740    $10,787,369    $   988,712     518,325    $(2,247,091)
Net loss for the quarter              --           --             --       (450,101)         --             --
                               ---------     --------    -----------    -----------     -------    -----------

Balance, January 1, 2000       3,414,802     $170,740    $10,787,369    $   538,611     518,325    $(2,247,091)
                               =========     ========    ===========    ===========     =======    ===========


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   For the twenty-six week periods ended
                                                                   -------------------------------------
                                                                             January 1,     December 26,
                                                                                2000           1998
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                    $  (651,329)    $   (79,160)
Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
          Depreciation and amortization                                       1,302,315       1,536,967
          Loss (gain) on sale of property and equipment                          30,312         (37,822)
          Deferred income taxes                                                       0         (54,159)
          Changes in operating assets and liabilities:
                   Receivables - net                                           (424,405)         82,246
                   Inventories                                                   40,227         (14,309)
                   Prepaid expenses and other                                   271,789        (320,748)
                   Accounts payable and bank overdraft                         (920,935)        161,088
                   Accruals                                                     (82,776)       (568,118)
                                                                            -----------     -----------
Cash provided by operating activities                                          (434,802)        705,985
                                                                            -----------     -----------
INVESTING ACTIVITIES:
     Payments for purchase of equipment and improvements                        (42,107)       (119,111)
     Proceeds from sale of equipment and improvements                             1,591          19,199
     Net collections on notes receivable                                        102,404          25,526
      Decrease (increase) in cash surrender value
          of insurance on officers' lives                                       (70,000)        465,624
                                                                            -----------     -----------
Cash provided (used) by investing activities                                     (8,112)        391,238
                                                                            -----------     -----------

FINANCING ACTIVITIES
     Net borrowings (payments) under line of credit                             352,204        (696,773)
     Proceeds from exercise of stock options                                         --              --
     Acquisition of treasury stock                                                   --        (482,624)
                                                                            -----------     -----------
Cash provided (used) by financing activities                                    352,204      (1,179,397)
                                                                            -----------     -----------
NET INCREASE (DECREASE) IN CASH FOR
THE PERIOD                                                                      (90,710)        (82,174)
     Cash and cash equivalents, beginning of period                           1,305,652         409,044
                                                                            -----------     -----------
     Cash and cash equivalents, end of period                               $ 1,214,942     $   326,870
                                                                            -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the period for:
          Interest                                                          $    63,977     $    35,708
          Income taxes                                                      $        --     $   192,000

See accompanying notes to consolidated financial statements (unaudited)

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 1, 2000, and the results of operations, changes in stockholders' equity and cash flows for the thirteen week periods and twenty-six week periods ended January 1, 2000 and December 26, 1998.

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

2. The results of operations for the twenty-six week periods ended January 1, 2000 and December 26, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts during the first two quarters of fiscal 1999 have been reclassified to conform to the current year presentation.

3.       Accounts and notes receivable consists of:

                                                                      January 1, 2000      July 3, 1999
                                                                      ---------------      ------------
         Accounts and royalties receivable                              $   757,531         $   637,496
         Notes receivable                                                   421,828             461,242
         Assets of business transferred under contractual
              arrangement                                                   728,000             791,000
         Other receivables                                                  828,804             758,804
                                                                        -----------         -----------
                                                                          2,736,163           2,648,542
         Less allowance for doubtful accounts                              (427,001)           (661,371)
                                                                        -----------         -----------
                                                                          2,309,162           1,987,171
         Less non-current portion of notes receivable                      (901,782)         (1,004,196)
                                                                        -----------         -----------
                                                                        $ 1,407,380         $   982,975
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

         The effect of shares issuable under the Company's stock option plan are excluded for the thirteen week periods and twenty-six week periods ended January 1, 2000 and December 26, 1998 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the thirteen week period and twenty-six week period ended January 1, 2000 because the significant majority of common options outstanding were at prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:

                                                                           For the Thirteen
                                                                          Week Periods Ended
                                                                     --------------------------
                                                                     January 1,    December 26,
                                                                        2000           1998
                                                                     ----------    ------------
          Weighted average number of common
                  shares used for basic EPS                          2,896,477      2,941,488
          Effect of dilutive stock options                                  --             --
         Weighted average number of common shares and
              dilutive potential common stock used in
              diluted EPS
                                                                     ---------      ---------
                                                                     2,896,477      2,941,488
                                                                     =========      =========

                                                                          For the Twenty-Six
                                                                          Week Periods Ended
                                                                     --------------------------
                                                                     January 1,    December 26,
                                                                        2000           1998
                                                                     ----------    ------------
          Weighted average number of common
                  shares used for basic EPS                          2,896,477      2,978,830
          Effect of dilutive stock options                                  --             --
         Weighted average number of common shares and
              dilutive potential common stock used in
              diluted EPS
                                                                     ---------      ---------
                                                                     2,896,477      2,978,830
                                                                     =========      =========

6 Effective December 31, 1998, the Company transferred leasehold improvements and equipment and subleased five stores in the Los Angeles, California area to California Fresh Deli, Inc. ("CFD"). CFD entered into a franchise agreement with the Company to operate the five stores and a management agreement to manage for the Company a sixth store also in the Los Angeles area for the remainder of the current lease term.

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

7. The effective tax rate for the thirteen weeks and twenty-six weeks ended January 1, 2000 was -0- percent.

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

         Effective as of January 31, 2000, the expiration date of the Credit Agreement was extended to February 29, 2000. Management expects that the expiration date will be extended from February 29, 2000 to October 31, 2000. However, if negotiations with the lender should not proceed as expected, management believes there are a number of viable refinancing alternatives, though there can be no assurance that any such alternatives would be on terms as favorable as the present arrangements.

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

                                          Thirteen week period ended         Twenty-Six week period ended
                                         -----------------------------------------------------------------
                                         January 1,      December 26,        January 1,       December 26,
                                           2000              1998              2000               1998
                                         -----------------------------------------------------------------
Net sales                                    99.0%             99.6%             99.3%             99.6%
Franchise revenues                            1.0               0.4               0.7               0.4
                                         --------          --------          --------          --------
Total revenues                              100.0             100.0             100.0             100.0
Cost of restaurant operations                96.0              92.2              93.4              90.9
                                         --------          --------          --------          --------
Restaurant operating income                   4.0               7.8               6.6               9.1
General and administrative                    7.4               8.9               8.9               9.4
                                         --------          --------          --------          --------
     Operating income (loss)                 (3.4)             (1.1)             (2.3)             (0.3)
Other income (expense)                       (0.2)             (0.2)             (0.2)             (0.1)
                                         --------          --------          --------          --------
     Income (loss) before                    (3.6)             (1.3)             (2.5)             (0.4)
taxes
                                         --------          --------          --------          --------
Taxes                                          --               0.6                --               0.2
                                         --------          --------          --------          --------
Net income (loss)                            (3.6)%            (0.7)%             2.5%             (0.2)%
                                         ========          ========          ========          ========


NET SALES

         Net sales for company-owned restaurants for the thirteen weeks ended January 1, 2000 declined 15.5% to $12,187,934 from $14,437,286 recorded during the comparable prior year period. Comparable sales per restaurant declined by 9.4% due to increased competition and lower catering sales. In addition, the number of company-owned restaurants declined from 111 at the end of the second quarter of fiscal 1999 to 99 at the end of the second quarter of fiscal 2000. A number of the company-owned restaurants that were open in the first quarter of fiscal 1999 were sold to franchisees during the past 12 months. See "Franchise Operations" later in this report for additional details concerning franchised operations.

         Net sales for company-owned restaurants for the twenty-six weeks ended January 1, 2000 declined by 15.7% to $25,026,341 from $29,690,699 recorded during the comparable prior year period. The decline reflects the same reasons as noted above.

COST OF RESTAURANT OPERATIONS

         The components of cost of restaurant operations for the thirteen week periods ended January 1, 2000 and December 26, 1998, respectively, as a percent of net sales are shown in the following table:

                                                For the thirteen week periods ended
                               -----------------------------------------------------------------
                                       January 1, 2000                     December 26, 1998
                               -------------------------------    ------------------------------
Description                       Amount        % of Net Sales       Amount       % of Net Sales
---------------------------    -------------------------------    ------------------------------
Food and Paper                 $ 4,429,344           36.3%        $ 5,297,351           36.6%
Labor                            3,339,157           27.3           3,339,140           23.1
Store Expenses                   3,377,688           27.7           3,885,777           26.9
Restaurant Depreciation            620,299            5.2             757,368            5.3
                               -----------         ------         -----------         ------
                               $11,766,488           96.5%        $13,279,636           91.9%
                               -----------         ------         -----------         ------

         Cost of restaurant operations declined 11.3% to $11,766,488 from $13,279,636 incurred during the comparable prior year quarter. Cost of food and paper as a percent of net sales declined from 36.6% to 36.3% due to improved buying practices. Labor as a percent of net sales increased as a percent of net sales to 27.3% from 23.1% during the prior year quarter primarily due to increased staffing to enhance customer service at the restaurants. Store expenses, which include mostly fixed expenses such as rent, taxes and insurance, declined by 13.0% but increased as a percent of sales to 27.7% compared to 26.9% during the comparable period. Depreciation and amortization declined 18.0% to $620,299 from $757,368 primarily due to impairment adjustments recorded in fiscal 1999 and twelve fewer company-owned restaurants that were in operation at the end of the second quarter of fiscal 2000 compared to the same time in fiscal 1999. All of these factors resulted in an increase in the cost of restaurant operations as a percent of net sales to 96.5% for the second quarter of fiscal 2000 compared to 91.9% for the comparable prior year period.

         The components of cost of restaurant operations for the twenty-six week periods ended January 1, 2000 and December 26, 1998, respectively, as a percent of net sales are shown in the following table.

                                              For the twenty-six week periods ended
                               -----------------------------------------------------------------
                                       January 1, 2000                     December 26, 1998
                               -------------------------------    ------------------------------
Description                       Amount        % of Net Sales       Amount       % of Net Sales
---------------------------    -------------------------------    ------------------------------
Food and Paper                  $  8,958,020           35.7%      $ 10,858,044           36.5%
Labor                              6,317,569           25.2          6,745,328           22.7
Store Expenses                     6,906,147           27.5          7,782,809           26.2
Restaurant Depreciation            1,251,339            5.2          1,536,967            5.2
                                ------------       --------       ------------       --------
                                $ 23,433,075           93.6%      $ 26,923,148           90.6%
                                ------------       --------       ------------       --------

         The cost trends were consistent overall between the first two quarters of the year with the exception of increased labor to enhance service levels. See "General and Administrative" for discussion of management changes and new personnel.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist of overhead expenses associated with each of the Company's operating divisions, expenses associated with catering operations and corporate administration. Each of these expense categories declined compared to the prior year due to fewer restaurants, lower sales and certain cost savings actions. Total general and administrative expenses declined 28.6% and 18.9% for the second quarter and first half, respectively, compared to the comparable prior year period. Management expects general and administrative expenses to continue to be below the prior year but at a lesser rate in future quarters due to the filling of several key officer positions during the second quarter of fiscal 2000. During the second quarter Howard Cannon and Thomas J. Sandeman joined the Company as Vice-President-Operations and Chief Financial Officer, respectively. These industry veterans have initiated change in both restaurant operations, financial controls and asset management in addition to bringing in three new regional vice-presidents and a new controller to assist in achieving increased sales and a return to profitability.

FRANCHISE OPERATIONS

         A brief summary of franchise operations for the first quarter and first half of fiscal 2000 compared to the comparable prior year period follows:

                                                   For the thirteen weeks ended
                                                   ----------------------------
                                                   January 1,      December 26,
         Description                                  2000             1998
         ------------------------------------      ----------      ------------
         Royalty income                            $  65,529        $  47,774
         Initial franchise fees                       50,000               --
                                                   ---------        ---------
         Total franchise revenues                    115,529           47,774
         Franchise expenses                           38,361           78,308
                                                   ---------        ---------
         Franchise income (loss)                   $  77,168        $ (30,534)
                                                   =========        =========


                                                  For the twenty-six weeks ended
                                                  ------------------------------
                                                   January 1,      December 26,
         Description                                  2000             1998
         ------------------------------------      ----------      ------------
         Royalty income                            $ 117,901        $  84,044
         Initial franchise fees                       50,000           10,000
                                                   ---------        ---------
         Total franchise revenues                    167,901           94,044
         Franchise expenses                           77,968          168,968
                                                   ---------        ---------
         Franchise income                          $  89,933        $ (74,924)
                                                   =========        =========

         At the end of the second quarter of fiscal 2000 there were 19 franchised restaurants in operation compared to seven at the end of the second quarter of fiscal 1999. As a result, royalty income increased 37.1% to $65,529, compared to $47,754 recorded in the comparable prior year quarter. During the current quarter, two franchised restaurants opened and one development agreement defaulted, resulting in $50,000 of fees, compared to one opening and $10,000 of fees in the prior year quarter. Franchise expenses were higher in the prior year primarily due to a higher level of franchise administration costs. Management expects franchise expenses to increase due to additional store openings and the addition of a yet to be hired director of franchising and real estate.

         The increased level of fees and royalties in conjunction with lower expenses resulted in a profit for both the first quarter and first half versus losses in the comparable prior year periods.

TAXES ON INCOME

         The effective tax rate for both the thirteen weeks and twenty-six weeks ended January 1, 2000 was -0- percent, and 40.0 percent for the comparable prior year periods.

INTEREST INCOME (EXPENSE), NET

         Interest expense was $19,620 compared to $26,143 incurred during the comparable prior year quarter primarily due to significantly lower average daily balances on the line of credit. At the end of the second quarter of fiscal 2000 there was a $750,208 balance on the line compared to $398,004, at the end of fiscal 1999 and $1,308,087 at the end of the first quarter of fiscal 1999. See Note 8 of the Notes to Consolidated Financial Statements for additional details.

IMPACT OF INFLATION

         In most cases, management has been able to pass on the impact of wage and food inflation through modest price increases, but there is no assurance that it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has generated most of its cash from operations, and to a lesser extent from bank borrowings on the Company's short-term line of credit. Cash flow from operations, equity financings and bank borrowings have historically funded expansion. The Company currently has no long-term debt. In the future the Company anticipates that it may rely on long-term debt or lease financing to fund the purchase of point-of-sale management information systems, remodeling or Company expansion.

         At the end of the second quarter liquidity improved. The current ratio was .66 to 1.00, compared to .63 to 1.00 at the end of fiscal 1999 and .57 to
1.00 at the end of the second quarter of fiscal 1999.

         The Company's principal capital requirements are for the remodeling of Company stores and to a lesser degree new restaurants. Capital expenditures for these purposes during the fist half of fiscal 2000 were $42,107 compared to $119,111 expended during the comparable half of the prior year. The Company has one company-owned restaurant under construction which the Company anticipates opening at the end of the third quarter.

         The Company has historically met its capital need from short-term bank borrowings and internally generated funds. Cash generated from operations for the first half of fiscal 2000 was a negative $451,016 compared to a positive $705,985 recorded for the comparable period in the prior year. The primary use of funds for the first quarter was the reduction in bank overdrafts from year end of $1,441,444 offset by an increase in accounts payable of $520,509. In addition, the Company paid prior year accrued workers compensation claims of approximately $600,000 during the first quarter. The balance on the line of credit ($750,208) was seasonally up versus the previous quarter, but substantially down from the balance at the end of the second quarter of fiscal 1999 of $1,308,037. See Note 8 to the Consolidated Financial Statements in this report for additional details about the line of credit.


                           PART II: OTHER INFORMATION


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant's regular Annual Meeting of Shareholders was held on December 8, 1999. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.
         (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.
         (c) At the Annual Meeting the matters considered and voted upon and the number of votes cast are as follows:

                  (i)  Election of directors:

                                                  Votes                Votes
                        Name                       For                Withheld*
                   -----------------------------------------------------------
                   Alan V. Kaufman              2,729,370              21,555
                   Robert G. Barrow             2,729,320              21,605
                   Jeffrey V. Kaufman           2,729,645              21,880


                    William S. Atherton          2,729,370              21,555
                    Aaron Beam, Jr.              2,728,870              22,055
                    William M. Byrne             2,729,370              21,555
                    Jake L. Netterville          2,729,370              21,555

                  (ii)     Amendment of the Incentive Award Plan:

                                     Votes For         Votes Against*
                                     1,330,410             140,993

                  (iii)    Ratification of independent auditors:

                                            Votes For         Votes Against*
                                            2,680,524              61,765

* Includes votes withheld and broker non-votes



ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, submitted to the
                                        Securities and Exchange Commission in
                                        electronic format


         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended January 1, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                    WALL STREET DELI, INC.



February 14, 2000                        /s/ Jeffrey V. Kaufman
                                         --------------------------------------
                                         JEFFREY V. KAUFMAN
                                         President and Chief Executive Officer



February 14, 2000                        /s/ Thomas J. Sandeman
                                         --------------------------------------
                                         THOMAS J. SANDEMAN
                                         Chief Financial Officer