Form 10-Q
period 2000-04-01
WALL STREET DELI INC
filed 2000-05-11
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                  For the quarterly period ended April 1, 2000

                                       or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
             For the transition period from __________ to __________

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


                     ---------------------------------------

        Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

        Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

       Class                                    Outstanding at May 9,  2000
---------------------------                     ---------------------------
Common Stock, $.05 Par Value                          2,908,477

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

                                 Consolidated Statements of Operations..................... 4

                                 Consolidated Statements of Stockholders' Equity............5

                                 Consolidated Statements of Cash Flows..................... 6

                         Notes to Consolidated Financial Statements........................ 7

               ITEM 2:   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................................9


PART II:       OTHER INFORMATION

               ITEM 6:   Exhibits and Reports on Form 8-K .................................15

               SIGNATURES..................................................................16


                          PART I: FINANCIAL INFORMATION

ITEM I:        FINANCIAL STATEMENTS

        The financial statements listed below are included on the following pages of this Report on Form 10-Q:

               Consolidated Balance Sheets at April 1, 2000 (unaudited) and July 3, 1999.

               Consolidated Statements of Operations (unaudited) for the thirteen week and thirty-nine week periods ended April 1, 2000 and March 27, 1999.

               Consolidated Statements of Stockholders' Equity (unaudited) for the thirteen week and thirty-nine week periods ended April 1, 2000 and March 27, 1999.

               Consolidated Statements of Cash Flows (unaudited) for the thirty-nine week periods ended April 1, 2000 and March 27, 1999.

        Notes to Consolidated Financial Statements (unaudited).


              [The remainder of this page intentionally left blank]

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                       April 1, 2000           July 3, 1999
                                                       -------------           ------------
ASSETS                                                  (unaudited)
Current
     Cash and cash equivalents                          $  1,304,333           $  1,305,652
     Accounts and notes receivable, net                    1,317,236                982,975
     Inventories                                             551,730                564,061
     Refundable income taxes                                      --                346,140
     Deferred tax assets                                     495,000                495,000
     Prepaid rent                                             29,548                676,166
     Other                                                   309,162                202,557
                                                        ------------           ------------
Total current assets                                       4,007,009              4,572,551
                                                        ------------           ------------
Equipment and improvements
     Equipment and fixtures                               15,432,905             15,554,760
     Leasehold improvements                               12,894,230             12,793,819
                                                        ------------           ------------
                                                          28,327,135             28,348,579
Less accumulated depreciation and amortization           (20,519,008)           (19,132,868)
                                                        ------------           ------------
Net equipment and improvements                             7,808,127              9,215,711
                                                        ------------           ------------
Other assets
     Long-term portion of notes receivable                   870,717              1,004,196
     Deferred tax assets                                   2,381,000              2,381,000
                                                        ------------           ------------
Total other assets                                         3,251,717              3,385,196
                                                        ------------           ------------
                                                        $ 15,066,853           $ 17,173,458
                                                        ============           ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                               April 1, 2000           July 3, 1999
                                                               -------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                            (unaudited)
Current liabilities
     Bank overdrafts                                            $  1,261,107           $  1,441,444
     Notes payable                                                   363,874                398,004
     Accounts payable                                                637,119              1,509,329
     Accruals:
          Taxes other than income                                  1,986,015                592,053
          Compensation                                               561,875                798,868
          Rent                                                       688,162                925,072
          Workers' compensation                                      264,379                972,101
          Other insurance                                            375,000                459,079
          Miscellaneous                                                9,985                176,550
                                                                ------------           ------------
Total current liabilities                                          6,147,516              7,272,500
                                                                ------------           ------------
Deferred revenue                                                      43,085                     --
Stockholders' equity
     Common stock, $.05 par - shares authorized
          20,000,000; issued 3,426,802  and 3,414,802,               171,341                170,740
          respectively
     Additional paid-in capital                                   10,805,322             10,787,369
     Retained earnings                                               146,680              1,189,940
                                                                ------------           ------------
                                                                  11,123,343             12,148,049
Treasury stock, at cost, 518,325 shares                           (2,247,091)            (2,247,091)
                                                                ------------           ------------
Total stockholders' equity                                         8,876,252              9,900,958
                                                                ------------           ------------
                                                                $ 15,066,853           $ 17,173,458
                                                                ============           ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                    For the thirteen week                       For the thirty-nine week
                                                        periods ended                                 periods ended
                                             -----------------------------------           -----------------------------------
                                               April 1,               March 27,              April 1,               March 27,
                                                 2000                   1999                   2000                   1999
                                             ------------           ------------           ------------           ------------
Revenues
     Net sales                               $ 12,557,332           $ 13,689,189           $ 37,583,673           $ 43,379,888
     Franchise revenues                            42,633                116,319                210,534                210,363
                                             ------------           ------------           ------------           ------------
Total revenues                                 12,599,965             13,805,508             37,794,207             43,590,251
                                             ------------           ------------           ------------           ------------
Costs of restaurant operations
     Food and paper costs                       4,178,310              4,727,957             13,136,330             15,586,001
     Labor                                      3,269,509              3,149,630              9,587,078              9,894,958
     Store expenses                             3,782,136              3,866,262             10,688,283             11,649,071
     Restaurant depreciation                      561,837                712,191              1,813,176              2,249,158
     Franchise expenses                            35,960                 76,481                113,928                245,449
                                             ------------           ------------           ------------           ------------
Total cost of restaurant operations            11,827,752             12,532,521             35,338,795             39,624,637
                                             ------------           ------------           ------------           ------------
Restaurant operating income                       772,213              1,272,987              2,455,412              3,965,614
                                             ------------           ------------           ------------           ------------
Administrative expenses
     Division level                               323,575                383,279                994,724              1,135,869
     Catering sales                               137,240                209,449                471,566                585,783
     Corporate                                    680,701              1,038,408              1,943,733              2,709,275
                                             ------------           ------------           ------------           ------------
Total general and administrative                1,141,516              1,631,136              3,410,023              4,430,927
                                             ------------           ------------           ------------           ------------
Other income (expense)
     Interest (expense)                           (19,464)               (60,345)               (55,173)              (124,432)
     Gain (loss) from sale of assets               (3,164)               (81,223)               (33,476)               (43,401)
                                             ------------           ------------           ------------           ------------
Total other income (expense)                      (22,628)              (141,568)               (88,649)              (167,833)
                                             ------------           ------------           ------------           ------------
Income (loss) before taxes                       (391,931)              (499,717)            (1,043,260)              (633,146)
Tax benefit                                            --                (60,500)                    --               (114,659)
                                             ------------           ------------           ------------           ------------
Net (loss)                                   $   (391,931)          $   (439,217)          $ (1,043,260)          $   (518,487)
                                             ============           ============           ============           ============
Basic and diluted (loss)
     per share                               $      (0.14)          $      (0.15)          $      (0.36)          $      (0.18)
                                             ============           ============           ============           ============
Weighted average number of common
     shares outstanding                         2,902,770              2,896,477              2,898,598              2,951,481
                                             ------------           ------------           ------------           ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                          Common Stock                                          Treasury Stock
                                      ---------------------                                 -----------------------
                                                                 Additional
                                         Number                     paid-in     Retained       Number
                                      of shares      Amount         capital     earnings    of shares        Amount
                                      -----------------------------------------------------------------------------

Balance, June 27, 1998                3,414,802   $ 170,740     $10,787,369   $3,523,082      368,325   $(1,764,467)
Net income for the quarter                                                        36,358
Treasury stock acquired                                                                        80,000      (253,124)
                                      -----------------------------------------------------------------------------

Balance, September 26, 1998           3,414,802     170,740      10,787,369    3,559,440      448,325    (2,017,591)
Net loss for the quarter                                                        (115,628)
Treasury stock acquired                                                                        70,000      (229,500)
                                      -----------------------------------------------------------------------------

Balance, December 26, 1998            3,414,802     170,740      10,787,369    3,443,812      518,325    (2,247,091)
Net loss for the quarter                                                        (439,217)
                                      -----------------------------------------------------------------------------

Balance, March 27, 1999               3,414,802     170,740      10,787,369    3,004,595      518,325    (2,247,091)
                                      =============================================================================

Balance, July 3, 1999                 3,414,802     170,740      10,787,369    1,189,940      518,325    (2,247,091)
Net loss for the quarter                                                        (201,228)
                                      -----------------------------------------------------------------------------

Balance, October 2, 1999              3,414,802     170,740      10,787,369      988,712      518,325    (2,247,091)
Net loss for the quarter                                                        (450,101)
                                      -----------------------------------------------------------------------------

Balance, January 1, 2000              3,414,802     170,740      10,787,369      538,611      518,325    (2,247,091)
Options exercised                         8,750         438           9,362
Shares issued under Stock
     Purchase Plan                        3,250         163           8,591
Net loss for the quarter                                                        (391,931)
                                      -----------------------------------------------------------------------------
Balance, April 1, 2000                3,426,802   $ 171,341     $10,805,322   $  146,680      518,325   $(2,247,091)
                                      =============================================================================


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      For the thirty-nine week
                                                                                           periods ended
                                                                                 ---------------------------------
                                                                                  April 1,              March 27,
                                                                                    2000                  1999
                                                                                 -----------           -----------
OPERATING ACTIVITIES:
Net loss                                                                         $(1,043,260)          $  (518,487)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                 1,890,471             2,320,164
     Loss (gain) on sale of leasehold improvements and equipment                      33,476                81,223
     Deferred income taxes (benefits)                                                     --              (114,548)
          Changes in operating assets and liabilities:
               Receivables - net                                                     (11,879)              654,028
               Inventories                                                            12,331                26,845
               Prepaid expenses and other                                            540,013              (333,462)
               Accounts payable and bank overdraft                                (1,052,547)              (94,247)
               Deferred revenue                                                       43,085                    --
               Accruals                                                              (38,307)             (391,847)
                                                                                 -----------           -----------
     Cash provided by operating activities                                           373,383             1,629,669
                                                                                 -----------           -----------
INVESTING ACTIVITIES
     Payments for purchase of equipment and improvements                            (424,186)             (749,164)
     Proceeds from sale of equipment and improvements                                  1,571                62,627
     Net collections on long-term notes receivable                                   133,479                41,632
     Decrease (increase) in cash surrender value of insurance on
          officers' lives                                                            (70,000)              479,753
                                                                                 -----------           -----------
     Cash provided (used) by investing activities                                   (359,136)             (165,152)
                                                                                 -----------           -----------
FINANCING ACTIVITIES
     Net borrowings (payments) under line of credit                                  (34,130)             (235,019)
     Proceeds from exercise of stock options and employee stock
          purchase plan                                                               18,554                    --
     Acquisition of treasury stock                                                        --              (482,624)
                                                                                 -----------           -----------
     Cash provided (used) by financing activities                                    (15,576)             (717,643)
                                                                                 -----------           -----------
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                        (1,329)              746,874
     Cash and cash equivalents, beginning of period                                1,305,662               409,044
                                                                                 -----------           -----------
     Cash and cash equivalents, end of period                                    $ 1,304,333           $ 1,155,918
                                                                                 ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the period for:
          Interest                                                               $    55,173           $    94,430
          Income taxes                                                           $        --           $   221,364
     Notes received from sale of leasehold improvements and
          equipment and assets of business transferred under
          contractual arrangement, net                                           $        --           $ 1,222,620

See accompanying notes to consolidated financial statements (unaudited)

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 1, 2000 and the results of operations and changes in stockholders' equity for the thirteen week and thirty-nine week periods ended April 1, 2000 and March 27, 1999, and cash flows for the thirty-nine week periods ended April 1, 2000 and March 27, 1999.

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

2. The results of operations for the thirty-nine week periods ended April 1, 2000 and March 27, 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts during the comparable quarters of fiscal 1999 have been reclassified to conform to the current period presentation.

3.       Accounts and notes receivable consists of:


                                                                       April 1,               July 3,
                                                                         2000                  1999
                                                                      -----------           -----------
                  Accounts and royalties receivable                   $   613,765           $   637,496
                  Notes receivable                                        416,043               461,242
                  Assets of business transferred under
                       contractual arrangement                            704,000               791,000
                  Other receivables                                       828,804               758,804
                                                                      -----------           -----------
                                                                        2,562,612             2,648,542
                  Less allowance for doubtful accounts                   (374,659)             (661,371)
                                                                      -----------           -----------
                                                                        2,187,953             1,987,171
                  Less long-term portion of notes receivable             (870,717)           (1,004,196)
                                                                      -----------           -----------
                                                                      $ 1,317,236           $   982,975
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

         The effect of shares issuable under the Company's stock option plan are excluded for the thirty-nine week periods ended April 1, 2000 and March 27, 1999 and the thirteen week period ended April 1, 2000 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the thirteen week period ended March 27, 1999 because the significant majority of common options outstanding were at prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:



                                                            For the thirteen                     For the thirty-nine
                                                           week periods ended                    week periods ended
                                                      ----------------------------           ---------------------------
                                                       April 1,          March 27,           April 1,          March 27,
                                                         2000               1999               2000               1999
                                                      ---------          ---------          ---------          ---------
Weighted average number of common
   shares used for basic EPS                          2,902,770          2,896,477          2,848,598          2,951,481
Effect of dilutive stock options                             --                 --                 --                 --
                                                      ---------          ---------          ---------          ---------
Weighted average number of common
   shares and dilutive potential common
   stock used in diluted EPS                          2,902,770          2,896,477          2,898,598          2,951,481
                                                      =========          =========          =========          =========


6. Effective December 31, 1998, the Company transferred leasehold improvements and equipment and subleased five stores in the Los Angeles, California area to California Fresh Deli, Inc. ("CFD"). CFD entered into a franchise agreement with the Company to operate the five stores.

         The Company received a $800,000 non-interest bearing note, payable in monthly installments of $12,000 from June 1999 through November 2000, and at the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "Assets of business transferred under contractual arrangement" net of a valuation allowance of $142,560. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

7. The effective tax rate for the thirteen week period and for the thirty-nine week period ended April 1, 2000 was -0- percent.

8. At July 3, 1999, the Company was not in compliance with the debt service coverage ratio covenant and the tangible net worth ratio under its existing short-term bank line of credit (the "Credit Agreement") and accordingly, had requested and was granted waivers and amendments to such covenants from its lender for periods up to and including October 31, 1999. Additionally, on February 1, 1999, the lender had lowered the available line from

         $7,500,000 to $4,000,000 and changed the interest rate from a LIBOR denominated rate to prime. On September 20, 1999, the lender again lowered the available line from $4,000,000 to $1,750,000 and increased the interest rate from prime to prime plus 2%. On March 3, 2000 a modification of the agreement was then entered into extending the agreement to October 31, 2000 at the same interest rate of prime plus 2.0% and subject to certain modified covenants. There can be no assurance that the Company will not require additional waivers in the future or if required, that the lender will grant them. However, if negotiations with the lender should not proceed as expected, management believes there are a number of viable refinancing alternatives, though there can be no assurance that any such alternatives would be on terms as favorable as the present arrangements.

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

         SFAS 133, as amended, is effective for financial statements for fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 2, 2000 to materially affect its financial statements.



ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods presented herein.

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


                                        9
c:

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


                                    Thirteen week periods ended          Thirty-nine week periods ended
                                    ----------------------------         ------------------------------
                                    April 1,           March 27,          April 1,           March 27,
                                      2000               1999               2000               1999
                                     ------             ------             ------             ------
Net sales                              99.7%              99.1%              99.4%              99.5%
Franchise revenues                      0.3                0.9                0.6                0.5
                                     ------             ------             ------             ------
Total revenues                        100.0              100.0              100.0              100.0
Cost of restaurant operations          93.9               90.9               93.5               90.8
                                     ------             ------             ------             ------
Restaurant operating income             6.1                9.1                6.5                9.2
General and administrative              9.0               11.7                8.9               10.3
                                     ------             ------             ------             ------
     Operating income (loss)           (2.9)              (2.6)              (2.4)              (1.1)
Other income (expense)                 (0.2)              (1.0)              (0.3)              (0.3)
                                     ------             ------             ------             ------
     Income (loss) before taxes        (3.1)              (3.6)              (2.7)              (1.4)
                                     ------             ------             ------             ------
Taxes (benefit)                          --               (0.5)                --               (0.3)
                                     ------             ------             ------             ------
Net income (loss)                      (3.1)%             (3.1)%             (2.7)%             (1.1)%
                                     ======             ======             ======             ======

NET SALES

         Net sales for company-owned restaurants for the thirteen weeks ended April 1, 2000 declined 8.3% to $12,557,332 from $13,689,189 recorded during the comparable prior year period. Comparable sales per restaurant declined by 6.4% due to increased competition and lower catering sales. In addition, the number of company-owned restaurants declined from 104 at the end of the third quarter of fiscal 1999 to 100 at the end of the third quarter of fiscal 2000. During the quarter, one restaurant was opened and one was closed in Texas. It is the intention of management to close or sell two additional underperforming restaurants during the fourth quarter.

         Net sales for company-owned restaurants for the thirty-nine weeks ended April 1, 2000 declined by 13.4% to $37,583,675 from $43,379,888 recorded during the thirty-nine weeks ended

March 27, 1999. On a year to year basis comparable sales per restaurant have declined by 8.9% with the balance of the decline due to a decrease in the number of company operated restaurants. As discussed in Note 6, five Los Angeles restaurants that were open in the first half of fiscal 1999 were sold to a franchisee on December 31, 1998. See "Franchise Operations" later in this report for additional details concerning franchised operations.

COST OF RESTAURANT OPERATIONS

         The components of cost of restaurant operations as a percentage of net sales for the thirteen week periods ended April 1, 2000 and March 27, 1999, respectively, are shown in the following table:

                                       For the thirteen week periods ended
                             -------------------------------------------------------
                                   April 1, 2000                 March 27, 1999
                             -------------------------      ------------------------
                                              % of Net                      % of Net
                                Amount         Sales          Amount          Sales
                             -----------        ----        -----------        ----
Food and Paper               $ 4,178,310        33.2%       $ 4,727,957        34.5%
Labor                          3,269,509        26.0          3,149,630        23.0
Store Expenses                 3,782,136        30.1          3,866,262        28.2
Restaurant Depreciation          561,837         4.6            712,191         5.2
                             -----------        ----        -----------        ----
Total                        $11,791,792        93.9%       $12,456,040        90.9%
                             ===========        ====        ===========        ====

         Cost of restaurant operations declined 5.3% to $11,791,792 from $12,456,040 incurred during the comparable prior year quarter. Cost of food and paper as a percent of net sales declined from 34.5% to 33.2% due to improved buying practices, new efficiency measures and a small price increase. Labor as a percent of net sales increased as a percent of net sales to 26.0% from 23.0% primarily due to increased staffing to enhance customer service. Store expenses, which include mostly fixed expenses such as rent, taxes and insurance, declined by 2.1% but increased as a percent of sales to 30.1% compared to 28.2% during the comparable period. Depreciation and amortization declined 21.1% to $561,837 from $712,191 primarily due to impairment adjustments recorded in fiscal 1999 and four fewer company-owned restaurants in operation at the end of the third quarter of fiscal 2000 compared to the same time in fiscal 1999. All of these factors resulted in an increase in the cost of restaurant operations as a percent of net sales to 93.9% for the third quarter of fiscal 2000 compared to 90.9% for the third quarter of fiscal 1999.

             The components of cost of restaurant operations as a percentage of net sales for the thirty-nine week periods ended April 1, 2000 and March 27, 1999, respectively, are shown in the following table.

                                    For the thirty-nine week periods ended
                             ----------------------------------------------------
                                  April 1, 2000               March 27, 1999
                             ------------------------    ------------------------
                                             % of Net                    % of Net
                                Amount         Sales       Amount          Sales
                             -----------        ----     -----------        ----
Food and Paper               $13,136,330        34.9%    $15,586,001        35.9%
Labor                          9,587,078        25.5       9,894,958        22.8
Store Expenses                10,688,283        28.4      11,649,071        27.0
Restaurant Depreciation        1,813,176         4.9       2,249,158         5.1
                             -----------        ----     -----------        ----
Total                        $35,224,867        93.7%    $39,379,188        90.8%
                             ===========        ====     ===========        ====

         The cost trends previously discussed for the thirteen weeks ended April 1, 2000, and March 27, 1999 are also applicable to results for the three quarters ending on the same dates. See "General and Administrative" for discussion of management changes and new personnel.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist of overhead expenses associated with each of the Company's operating divisions, expenses associated with catering operations and corporate administration. Total general and administrative expenses declined 30.0% and 23.0% for the third quarter and first three quarters, respectively, compared to the comparable prior period. Management expects general and administrative expenses to continue to decrease but at a lesser rate in future quarters due to the filling of several key officer positions during the second quarter of fiscal 2000. During the second quarter Howard Cannon and Thomas J. Sandeman joined the Company as Vice-President-Operations and Chief Financial Officer, respectively. These industry veterans have initiated change in both restaurant operations, financial controls and asset management in addition to bringing in three new regional vice-presidents and a new controller to assist in achieving increased sales and a return to profitability.

FRANCHISE OPERATIONS

         The following information summarizes franchise operations for the third quarter and first three quarters of fiscal 2000 compared to the comparable prior year period:

                                       For the thirteen week
                                          periods ended
                                       ---------------------
                                       April 1,     March 27,
                                         2000          1999
                                       -------      --------
         Royalty income                $40,133      $ 46,319
         Initial franchise fees          2,500        70,000
                                       -------      --------
         Total franchise revenues       42,633       116,319
         Franchise expenses             35,960        76,481
                                       -------      --------
         Franchise income              $ 6,673      $ 39,838
                                       =======      ========

                                      For the thirty-nine week
                                             periods ended
                                      ------------------------
                                       April 1,      March 27,
                                         2000          1999
                                       --------      ---------
         Royalty income                $158,034      $ 130,363
         Initial franchise fees          52,500         80,000
                                       --------       --------
         Total franchise revenues       210,534        210,363
         Franchise expenses             113,928        245,449
                                       --------      ---------
         Franchise income (loss)       $ 96,606      $ (35,086)
                                       ========      =========

         At the end of the third quarter of fiscal 2000 there were 19 franchised restaurants in operation compared to 15 at the end of the third quarter of fiscal 1999. During the third quarter of fiscal 2000, one franchised restaurant opened, resulting in $2,500 of fees, compared to eight openings and $70,000 of fees in the prior year quarter. Comparable sales per store for franchisees continued to increase during the third quarter. Franchise expenses were higher in the prior year primarily due to a higher level of franchise administration costs. Management expects franchise expenses to increase due to additional store openings and the probable addition of a yet to be hired director of franchising and real estate.

         On a year to date basis increases in royalty income from more restaurants is offset by lower initial fees from fewer openings. Franchise expenses dropped by $131,521 between periods resulting in a $96,606 profit for the first three quarters of fiscal 2000 compared to a loss in the first three quarters of fiscal 1999.

TAXES ON INCOME

         The effective tax rate for the third quarter and for the thirty-nine weeks ended April 1, 2000 was -0- percent, compared to 12.1% and 18.1% for the thirteen weeks and thirty-nine weeks ended March 27, 1999, respectively.

INTEREST EXPENSE

         Interest expense declined 67.7% to $19,464 compared to $60,345 for the third quarter of fiscal 1999, primarily due to significantly lower average daily balances on the line of credit. For the first three quarters of fiscal 2000 interest expense declined 55.7% to $55,173 compared to $124,432 during the first three quarters of fiscal 1999 due to lower average balances on the line of credit but partially offset by higher interest rates. See Note 8 to the Consolidated Financial Statements in this report for additional details about the line of credit.

IMPACT OF INFLATION

         In most cases, management has been able to pass on the impact of wage and food inflation through modest price increases, but there is no assurance that it will be able to do so in the future. Congress is currently considering an increase in the minimum wage but it is unknown whether or when such legislation will be enacted.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has generated most of its cash from operations, and from bank borrowings on the Company's short-term line of credit. Cash flow from operations, equity financings and bank borrowings have historically funded expansion. The Company currently has no long-term debt. In the future the Company anticipates that it may rely on long-term debt or lease financing to fund the purchase of a point-of-sale management information system, remodeling and Company expansion.

         At the end of the third quarter liquidity was stable. The current ratio was .65 to 1.00, compared to .63 to 1.00 at the end of fiscal 1999 and .63 to
1.00 at the end of the third quarter of fiscal 1999.

         The Company's principal capital expenditures are for the remodeling of Company stores and to a lesser degree new restaurants. Capital expenditures for these purposes through the first three quarters of fiscal 2000 were $424,186 compared to $749,164 expended during the comparable first three quarters of the prior year. The Company opened one company-owned restaurant during the third quarter and closed one restaurant during the third quarter. No additional company-owned restaurants are scheduled to open during the balance of fiscal 2000.

         The Company has historically met its capital needs by utilizing short-term bank borrowings and internally generated funds. Cash generated from operations for the first three quarters of fiscal 2000 was $373,383 compared to a positive $1,629,669 recorded for the comparable period in the prior year. The primary use of funds for the first three quarters was the reduction in bank overdrafts and accounts payable of $1,052,547. In addition, the Company paid prior year accrued workers compensation claims of approximately $600,000 during the first quarter. The balance on the line of credit of $363,874 was seasonally down versus the previous quarter, and substantially down from the balance at the end of the third quarter of fiscal 1999 of $1,769,791. See Note 8 to the Consolidated Financial Statements in this report for additional details about the line of credit.

                 -----------------------------------------------


                           PART II: OTHER INFORMATION

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      Exhibit 27 - Financial Data Schedule, submitted to the
                                    Securities and Exchange Commission in
                                    electronic format

             (b)      Reports on Form 8-K:

                              During the quarter ended April 1, 2000, the
                      Company filed one report on Form 8-K dated March 1, 2000, announcing the Company's adoption of a Shareholder Rights Plan


                 -----------------------------------------------

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                               WALL STREET DELI, INC.


May 11, 2000                        /s/ Jeffrey V. Kaufman
                                    --------------------------------------------
                                    JEFFREY V. KAUFMAN
                                    President and Chief Executive Officer



May11, 2000                         /s/ Thomas J. Sandeman
                                    --------------------------------------------
                                    THOMAS J. SANDEMAN
                                    Chief Financial Officer