Form 10-K
period 2000-07-01
WALL STREET DELI INC
filed 2000-10-03
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 -------------

                                    FORM 10-K

(Mark One)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended July 1, 2000               Commission File No. 0-11271

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of each exchange
        Title of each class                  on which registered
        -------------------                 ---------------------
               None                                None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                          Common Stock, $.05 par value
                                (Title of Class)

Indicate whether the registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $1,437,526 on September 25, 2000 based on the NASDAQ closing price on that date.

As of September 26, 2000 there were 2,908,477shares of the registrant's Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

             Item No                                                                                           Page
             -------                                                                                           ----
PART I
             1.     Business..................................................................................    3
             2.     Properties................................................................................    6
             3.     Legal Proceedings.........................................................................    8
             4.     Submission of Matters to a Vote of Security Holders.......................................    8
             4.1    Executive Officers........................................................................    9
PART II
             5.     Market for the Registrant's Common Stock and Related
                    Stockholder Matters.......................................................................   10
             6.     Selected Financial Data...................................................................   11
             7.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................................   12
             7A.    Quantative and Qualitative Disclosures about Market Risk..................................   22
             8.     Financial Statements......................................................................   23
             9.     Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure......................................................................   44
PART III
             10.    Directors and Executive Officers                                                              *
             11.    Executive Compensation                                                                        *
             12.    Security Ownership of Certain Beneficial Owners and Management                                *
             13.    Certain Relationships and Related Transactions                                                *
PART IV
             14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   46
                           Index to Schedules and Exhibits....................................................   47
                           Signatures.........................................................................   49

         * Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                             WALL STREET DELI, INC.

                                     PART I


ITEM 1: BUSINESS

GENERAL

         The executive headquarters and principal office of Wall Street Deli, Inc. are located at One Independence Plaza, Suite 100, Birmingham, Alabama 35209, telephone (205)870-0020. The Company operates a chain of quick service, delicatessen style restaurants, presently located in fourteen cities: Atlanta, Birmingham, Chicago, Cincinnati, Cleveland, Dallas, Denver, Houston, Indianapolis, Los Angeles, Louisville, Philadelphia, St. Louis, and Washington, D.C. Most of the Company's 97 company-owned stores are located in large suburban and downtown office buildings and are designed to serve the population in and around those buildings. The Company also has 19 franchised locations. (See Item 2 for specific locations for company operated and franchised restaurants.)

OVERVIEW OF FISCAL 2000

         Wall Street Deli reported a loss of $1,881,662 or $.65 per share compared to a loss of $2,333,142 or $.79 per share in fiscal 1999.

         Revenues declined from $58.3 million to $50.1 million primarily due to a decline in same store sales of 8.1% and a decrease in the number of company-operated restaurants from 104 at the end of 1999 to 97 at the end of fiscal 2000. Comparable sales per restaurant dropped 8.1% for the year and is attributable to increased competition and also reflects the negative impact of economic conditions during the fourth quarter.

         During the year, the Company opened one company-operated restaurant and closed eight. Four franchised restaurants opened and two closed. Management presently anticipates that one company-owned and one franchise owned restaurant will close during the first quarter of fiscal 2001.

         Operating profits from franchising were approximately $79,000 in fiscal 2000 compared to a loss of approximately $25,000 in fiscal 1999 and a loss of $168,000 in fiscal 1998. Management has a specific program to franchise a number of geographically disparate company-owned markets to experienced restauranteurs during fiscal 2001. We believe this will help build the overall strength of the Wall Street Deli system and allow Company operations to focus on markets closer to our home base. This strategy has shown exceptional promise in our California market with the reported sales growing double-digit for the past twelve months.

         In addition, our Board of Directors has approved the capital allocation to install a point-of-sale computer system ("POS") equipment in each of our company-operated restaurants, subject to financing. The installation of POS equipment will be the most significant capital investment project in the history of the Company and is the cornerstone of our strategy to bring Wall Street Deli into the 21st Century.

RESTAURANT OPERATIONS

         The Wall Street Deli typical store consists of a made to order deli sandwich station, a soup express line and a salad bar. Store sizes range from 800 square feet to 5,000 square feet. The smaller stores, known as Express units, typically have the same menu but do not have a salad bar. The Company expects to further develop the Express concept for future growth.

         Restaurants feature set items as part of a core menu. Gourmet sandwiches are made to order at the time the customer places the order, ensuring both freshness and accuracy. In addition to traditional deli-style sandwiches and salad bars, most store locations serve breakfast items early in the morning. Breakfast options include an assortment of bagels, muffins and fresh fruit, as well as coffee and juices. Store hours center around customer traffic, which in many office buildings translates to early morning until mid-afternoon.

         Typical staffing for a flagship Wall Street Deli store includes a manager and assistant manager, and 6 to 15 other employees. Most store employees work at least 35 hours each week, which the Company considers full-time, but some part-time employees are used as deemed necessary.

         Store managers, as well as division and district managers are compensated on a salary plus bonus basis, with bonuses based on gross profits. Since most of the stores are geared to office environments, and thus to office working hours, the Company also believes that it enjoys a competitive advantage by its ability to attract and recruit employees, especially store managers, due to the absence of night and weekend store hours.

SITE SELECTION CRITERIA AND LEASING

         The majority of the Company's stores are located in major urban retail locations. Wall Street Deli seeks locations for its company stores in large cities that have high pedestrian traffic and dense office populations in prime downtown sites. The most desirable location for these restaurants is on the ground floor of a large office building with both a lobby entrance and a street entrance. The franchise emphasis is expected to be on suburban markets while the company stores remain concentrated in urban areas.

         The Company believes the site selection process is critical in determining the potential success of a store. A variety of factors are considered in the site selection process for Wall Street Deli stores, including local market demographics, site visibility and accessibility and proximity to significant generators of potential customers within a two block radius. The Company also reviews competition and attempts to analyze the sales of other stores operating in the area.

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

COMPETITION

         In a business long acknowledged as highly competitive, the Company continues to face ever increasing competition for the quick service restaurant customer. As more and more specialty concepts enter the market, customers have more choices.

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

         The Company also must compete for store locations and labor force. Competitors include many national chains and national branded concepts that have established brand recognition through marketing and have the financial resources to increase market share through advertising and new locations, as well as many new and growing competitors. The competition for employees is also a growing problem. With the ever-increasing number of new concepts and restaurants, attracting and retaining qualified store employees is more and more difficult, even though the Company believes it enjoys a competitive advantage because of its generally more popular business hours.

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

SERVICE MARKS

         The Company's trade name "WALL STREET DELI" and its design were registered as a service mark on the Principal Register of the United States Patent and Trademark Office in 1993. In 1990, the Company's trade name "R.C. COOPER'S" was registered as a service mark. The service mark "SANDWICH CHEF" and design was registered on the Principal Register of the United States Patent and Trademark Office in 1974 and the Company's trade name "STREET WRAPS" and its design were registered in 1999.

EMPLOYEES

As of July 1, 2000, the Company employed approximately 929 persons, including 159 managerial, 25 administrative, and 745 store employees. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be good.

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

STORE LOCATIONS

         The Company leases all of its division offices and stores. The following table shows the locations of the Company's stores (exclusive of franchised locations) by city at July 1, 2000:

                                              Number of
    City                                     Restaurants
--------------------                         -----------
Atlanta, Georgia                                       5
Birmingham, Alabama                                    9
Chicago, Illinois                                     15
Cincinnati, Ohio                                       4
Cleveland, Ohio                                        3
Dallas, Texas                                         11
Denver, Colorado                                       7
Houston, Texas                                        11
Indianapolis, Indiana                                  1
Louisville, Kentucky                                   1
Philadelphia, Pennsylvania                             5
St. Louis, Missouri                                    2
Washington, D.C.                                      23
                                             -----------
                    TOTALS                            97
                                             ===========


         While the general economy in the various cities is an important element, the Company's experience is that careful placement of stores in office buildings and nontraditional sites is in many respects unique to each situation. The locations and character of the stores and their surroundings, and the effect of those elements on their suitability, adequacy, productive capacity and utilization is integral to the Company's business, and is discussed in Item 1 of this Report, particularly under the caption "Site Selection Criteria and Leasing."

         Franchised stores as of July 1, 2000, were located in the following cities:

                                     Number of
         City                       Restaurants
---------------------               -----------
Atlanta, Georgia                              1
Auburn, Alabama                               1

                                     Number of
    City                            Restaurants
--------------------------------    -----------
Birmingham, Alabama                           4
Columbus (Ohio State Univ.)                   1
Denton (North Texas State Univ.)              1
Lake Jackson, Texas                           1
Los Angeles, California                       5
Nashville, Tennessee                          1
Odenton, Maryland                             1
Salt Lake City, Utah                          1
Tampa, Florida                                2
                                    -----------
                          TOTALS             19
                                    ===========

         Mr. Alan Kaufman, Chairman of the Board, Mr. Robert Barrow, Vice Chairman of the Board, and Mr. Jeffrey Kaufman, President and Chief Executive Officer are general partners in Rex Associates, which leased to the Company its former administrative offices in Memphis, Tennessee. The administrative office lease was entered into May 1994 for a term of ten years beginning September 1, 1994, and provided for an annual escalation of rents based on the consumer price index. Pursuant to the relocation of the Company's administrative offices from Memphis to Birmingham and the subsequent consolidation with the Company's executive headquarters, the lease agreement terminated effective September 30, 1997. During the Company's 1998 fiscal year, rent paid to Rex Associates was $18,500.

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

ITEM 4.1: EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

Alan V. Kaufman                     Chairman of the Board

Robert G. Barrow                    Vice Chairman of the Board

Jeffrey V. Kaufman                  President and Chief Executive Officer

Howard J. Cannon                    Chief Operating Officer

Thomas J. Sandeman                  Chief Financial Officer and Secretary

Paul M. Hazlinger                   Vice President - Business Development

         Alan V. Kaufman, age 62, is one of the two co-founders, and was chairman of the board, chief executive officer and president of the Company from its formation in 1966 through 1995. After the close of the 1995 fiscal year, Mr. Kaufman resigned as president and chief executive officer, and has continued as its chairman since that time. Mr. Kaufman is the father of Jeffrey V. Kaufman.

         Robert G. Barrow, age 63, is one of the two co-founders, and served as president and chief executive officer from 1995 until February 1997, when he became vice chairman of the board. He also served as chief financial officer of the Company from 1981 to 1999. Mr. Barrow was executive vice president from 1981 to 1995, and has been a director of the Company since 1967.

         Jeffrey V. Kaufman, age 38, has been employed by the Company since 1985 and has served as its president and chief executive officer since June, 1998. He was vice president-central region, from 1989 until his promotion to senior vice president-national operations manager in August 1992. He then served as executive vice president and chief operating officer from 1995 until becoming president in June 1998. Mr. Kaufman has been a director of the Company since 1995. Mr. Kaufman is the son of Alan V. Kaufman.

         Howard J. Cannon, age 36, joined the Company in October 1999 as its vice president of operations, and was named chief operating officer in May 2000. Mr. Cannon served as a regional vice president with Compass Group PLC from May of 1999 to October 1999 and previously as regional vice president of RTM Restaurant Group from February 1994 to April of 1999.

         Thomas J. Sandeman, age 52, joined the Company as its chief financial officer in October 1999. Mr. Sandeman served as vice president, finance and accounting, of Entergy Integrated Solutions, Inc., a subsidiary of Entergy Corporation, from 1996 until the company was sold in September 1998. He then led several special project teams for the successor company, Efficient Solutions, Inc., until July 1999. In June 1999, Efficient Solutions, Inc. filed for reorganization under Chapter 11 of the Bankruptcy Code while Mr. Sandeman was fulfilling the terms of his employment contract. From

1983 to 1996, Mr. Sandeman served as chief financial officer of Cucos, Inc., a publicly held Mexican food restaurant company. Mr. Sandeman is a certified public accountant.

         Paul Hazlinger, age 51, joined the Company as vice president, business development in June of 2000. Previously Mr. Hazlinger served as president and chief executive officer from May 1993 to June 2000 of Southern Convenience, Inc., an international development company.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market and is quoted in the Nasdaq Smallcap System under the symbol WSDI. The Company's stock began trading on the Nasdaq Smallcap System March 1, 2000, after trading on the Nasdaq National Market System since 1982. The following table sets forth, for the fiscal periods indicated, the high and low sales prices as reported on the Nasdaq National Market System.

FISCAL 1999                                High             Low
                                         --------        ---------
   Quarter Ended September 26, 1998      $ 5  1/4        $ 3
   Quarter Ended December 26, 1998         4  1/8          3
   Quarter Ended March 27, 1999            5  1/8          3
   Quarter Ended July 3, 1999              4  7/8          2 11/16

FISCAL 2000                                High              Low
                                         --------        ---------
   Quarter Ended October 2, 1999         $ 3 3/16        $ 1 19/32
   Quarter Ended January 1, 2000           2  1/4          1
   Quarter Ended April 1, 2000             3               1  1/32
   Quarter Ended July 1, 2000              1  3/4          1

         On September 26, 2000, there were approximately 330 record holders of the Company's Common Stock, including shares held in "street name" by nominees who are record holders.

         The Company has never declared or paid a cash dividend, and it is the present policy of the Board of Directors to retain all earnings for the development of the Company's business. Any payment of dividends in the future will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant. In the past, the Company from time to time has effected stock splits in the form of stock dividends, resulting in the issuance of additional shares of Common Stock to the shareholders of the Company. No assurances are made that the Company will effect any stock splits or declare any stock dividends in the future. Under the Company's line of credit agreement, dividends are prohibited.

ITEM 6: SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for each of the five fiscal years in the period ended July 1, 2000 and as of July 1, 2000, July 3, 1999, June 27, 1998, June 28, 1997 and June 29,
1996. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company, which have been audited by BDO Seidman, LLP, independent Certified Public Accountants. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements of the Company and related notes.

                                        2000            1999(1)           1998(2)           1997(3)          1996(4)
                                   ------------      ------------      ------------      ------------     ------------
Total revenues                     $ 50,090,297      $ 58,257,249      $ 63,780,405      $ 65,453,642     $ 69,399,058
Net income (loss)                  $ (1,881,662)     $ (2,333,142)     $ (3,842,430)     $     62,822     $ (2,457,706)
Basic and diluted earnings
(loss) per common share            $       (.65)     $       (.79)     $      (1.24)     $        .02     $       (.72)
Weighted average shares
     outstanding                      2,904,103         2,937,221         3,094,762         3,254,908        3,407,874
Total assets                       $ 13,945,030      $ 17,173,458      $ 19,862,808      $ 23,065,627     $ 25,668,894
Stockholders' equity               $  8,037,850      $  9,900,958      $ 12,716,724      $ 16,936,508     $ 18,229,590
Company-owned stores in
     operation at year-end
     (unaudited)                             97               104               112               116              124

1. Net loss included a non-cash charge of $.9 million taken as an operating expense related to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

2. Net loss included a non-cash charge of $3.0 million taken as an operating expense related to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

         Forward Looking Statements. The statements in this Form 10-K that are not historical fact are forward looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things, the Company's operating performance, anticipated growth strategies, financing arrangements, trends in the food service industry and other trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from those anticipated or projected, including, among others, the availability and terms of financing, the ability of the Company to dispose of less profitable units, recent changes in management, new franchising programs and other new products and programs, competition for customers, labor force and store sites, the effects of changes in the economy such as inflation and unemployment rates, and weather conditions and seasonal effects.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items in the Company's consolidated statements of operation.

                                                      Fiscal Year Ended
                                         -------------------------------------------
                                         JULY 1,           JULY 3,          JUNE 27,
                                          2000              1999              1998
                                         -------           -------          --------
Net sales                                  99.4%             99.5%             99.8%
Franchise revenues                           .6                .5                .2
                                         ------            ------            ------
Total revenues                            100.0             100.0             100.0
Cost of restaurant operations              93.5              90.4              91.7
                                         ------            ------            ------
Restaurant operating income                 6.5               9.6               8.3
General and administrative                  9.8              11.8               9.3
Impairment of long-lived assets              .1               1.4               4.7
                                         ------            ------            ------
     Operating income (loss)               (3.4)             (3.6)             (5.7)
Other income (expense)                      (.4)              (.2)              (.3)
                                         ------            ------            ------
     Income (loss) before taxes            (3.8)             (3.8)             (6.0)
                                         ------            ------            ------
Taxes (benefit)                              --                .2                --
                                         ------            ------            ------
Net income (loss)                          (3.8)%            (4.0)%            (6.0)%
                                         ======            ======            ======

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

         Net sales declined 14.1% from approximately $57,986,000 in fiscal 1999 to $49,797,000 in fiscal 2000 primarily due to a 8.1% decrease in comparable sales per restaurant and seven fewer restaurants. This decrease is due primarily to increasing national competition and significant expansion into the Company's current markets by direct competitors such as Atlanta Bread, Panera and Schlotzsky's and indirect competitors such as Starbucks. During the year the Company opened one restaurant in Houston and closed eight restaurants in a number of different markets.

Cost of Restaurant Operations

         Food and paper as a percent of net sales declined by 1.6% from 36.2% to 34.6% due to improved purchasing methods, improved controls at the restaurant level and a small sales price increase. These savings in food were reinvested in labor to rebuild service levels in the restaurants. As a result, labor as a percent of net sales increased to 25.5% in fiscal 2000 from 22.7% in fiscal 1999 due to an increase in labor hours to improve customer service. Store expenses increased as a percent of sales to 28.7% from 26.4% previously, due to the semi-fixed nature of the components of this expense category, which include rent, utilities, and property taxes. These expense categories do not decrease proportionately with a decline in comparable sales per restaurant. The decline in restaurant depreciation is due to seven fewer stores being in operation during the year ended July 1, 2000 and an approximate $871,000 impairment charge in fiscal 1999.

         Cost of restaurant operations (excluding franchise group expenses) as a percent of net sales increased in fiscal 2000 to 93.6 percent from 90.3 percent in fiscal 1999. The major components of cost of restaurant operations are set out below:

                                                    % of Net                            % of Net
                                 Fiscal 2000         Sales           Fiscal 1999         Sales
                                 -----------        --------         -----------        --------
Food and paper                   $17,226,262          34.6%          $20,978,419          36.2%
Labor                             12,689,561          25.5            13,143,141          22.7
Store expenses                    14,303,127          28.7            15,293,650          26.4
Restaurant Depreciation            2,401,390           4.8             2,927,677           5.0
                                 -----------          ----           -----------          ----
Total                            $46,620,340          93.6%          $52,342,887          90.3%
                                 ===========          ====           ===========          ====

General and Administrative Expenses

         General and administrative expenses consist of three categories:
Division level, catering and corporate. Division level administrative expenses were virtually flat between the fiscal 2000 and 1999 years while catering administration declined due to the consolidation of catering operations and the continued installation of our new order entry system which will enhance controls at the store level. Catering administration declined by approximately $157,000 (21.2%) to approximately $581,000 in fiscal 2000 compared to approximately $738,000 in fiscal 1999.

         Corporate expenses declined approximately $1,841,000 from $4,585,000 to $2,744,000 due to a number of factors. Corporate administration expenses were offset by nonrecurring income primarily from adjustments in insurance reserves of about $900,000 compared to $267,000 of expenses in fiscal 1999 for additional workers compensation and medical reserves associated with the Company's self-insurance program. Most of these adjustments were due to lower workers compensation claims and the closing of two of the past five years of exposure due to settlements. In addition, during 1999 the Company incurred $160,000 of expenses associated with terminated discussions of a possible sale of the Company in 1999 as well as $200,000 of severance related costs. The balance of the reduction relates to lower expense levels due to reduced levels of staffing and associated expenses at the corporate level during the first and second quarter of fiscal 2000.

Franchise Operations

         Franchise revenues increased from approximately $271,000 in fiscal 1999 to approximately $293,000 in fiscal 2000. An increase in royalties of 18.0% from approximately $189,000 to approximately $223,000 offset a decline in initial franchise fees from fewer openings in fiscal 2000. During fiscal 2000 four franchised restaurants opened compared to thirteen openings in fiscal 1999. During fiscal 2000 two franchised restaurants closed.

         Franchise expenses declined from approximately $296,000 during fiscal 1999 to approximately $214,000 during fiscal 2000 primarily due to a reduction in franchise administration personnel. As a result, Wall Street Deli reported its first profitable year for franchising in fiscal 2000. Profits were approximately $79,000 in fiscal 2000 compared to a loss of approximately $25,000 in fiscal 1999 and a loss of approximately $168,000 in fiscal 1998.


                                                         Fiscal Year Ended
                                           ------------------------------------------------
                                             July 1,           July 3,            June 27,
                                              2000              1999                1998
                                           ----------        ----------          ----------
Royalty income                             $  223,195        $  188,742          $  124,138
Initial franchise fees                         70,000            82,500              13,000
                                           ----------        ----------          ----------
Total franchise revenues                      293,195           271,242             137,138
Franchise expenses                            214,482           296,397             305,538
                                           ----------        ----------          ----------
Franchise operating income (loss)          $   78,713        $  (25,155)         $ (168,400)
                                           ==========        ==========          ==========

Impairment of Long-Lived Assets

         Impairment charges on long-lived assets were approximately $77,400 and $871,000 in fiscal 2000 and 1999, respectively.

Interest Expense, Net

         In fiscal 2000, the Company had interest expense of approximately $101,000 compared to interest expense of approximately $140,000 in fiscal 1999. Interest expense is related primarily to the Company's unsecured line of credit which bears interest at the lender's prime rate plus 2.0%, which was 11.5 percent at July 1, 2000. The Company had approximately $1,427,000 outstanding against this line at July 1, 2000 as compared to approximately $398,000 at July 3, 1999. The average borrowings in fiscal 2000 were approximately $953,000 compared to approximately $1,648,000 in the prior year and the weighted average interest rate increased from 7.76% to 10.57% in 2000. See Note 2 (Notes Payable) of the Notes to the Consolidated Financial Statements for details.

Taxes on Income

         The Company reported a tax provision of approximately $106,000 for 1999 although losses were incurred, and did not recognize an income tax benefit from losses incurred in fiscal 2000. The valuation allowance was increased by $660,000 in 2000 and $989,000 in 1999 and is against deferred tax assets created by the impairment charges recognized in each year and from tax benefits generated from each year's operating losses. Realization of deferred tax assets associated with equipment and improvements and with net operating losses and credit carryforwards is dependent upon generating sufficient taxable income to utilize depreciation deductions on impaired long-lived assets and net operating loss and credit carryforwards prior to their expirations. Management believes there is risk that certain of these deferred tax assets may not be realized and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through taxable earnings or alternative tax strategies.

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

         Net sales decreased in fiscal 1999 by approximately $5,660,000, or 8.9 percent, from fiscal 1998, primarily due to an approximate 5.0 percent decline in same store sales and a reduction in the number of Company stores from 112 at June 27, 1998 to 104 at July 3, 1999. Of the revenue decrease, approximately $4,544,000 reflects sales from company-owned stores in operation during fiscal 1998 that had been closed or sold by the end of fiscal 1999.

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

         As in prior years, the Company continued to face intense competition in the quick serve food industry and management believes this negative trend is largely attributable to the expansion and marketing strategies of competitors. During the last half of the fiscal year, the Company also sustained the adverse effect of uncertainties and distractions created by the terminated discussions concerning the potential sale of the Company. Management problems and operational difficulties in certain markets, principally Dallas, Cleveland and Cincinnati, had a significant adverse effect on net sales.

         Management continued to combat the adverse effect of competitive pressures, primarily through new product and promotional offerings designed to add ongoing menu variety for customers. During fiscal 1999, the Company launched its "Soho Spud" program followed by "Manhattan Melts" and "Uptown Turkey" sandwich lines, as well as the introduction of "Italian Flat Bread." The Company expects to introduce at least one promotional product each quarter and to offer additional bread selections and other enhancements. Promotions such as "Manhattan Melts" and "Italian Flat Bread" which have had the most successful reception have been added to the permanent menu. The Company cannot precisely measure the sales attributable to its various menu items, but management's assessment is that the initial results of this promotion program have been modestly favorable. While results are not believed to have significantly increased same store sales, management is pleased with this implementation and will look to similar quality upgrades for other products as part of its ongoing menu enhancement efforts.

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

         Thirteen franchised stores, including the five formerly company-owned Los Angeles stores, were opened during fiscal 1999 and a franchise agreement for one additional unit was also signed prior to year-end. One franchised store in Houston was closed when the lease expired. There were seventeen franchised units open as of July 3, 1999, and revenues from franchise fees and royalties were $272,000 in fiscal 1999 compared to $137,000 in fiscal 1998.

         As in prior years, the Company continued to implement pricing adjustments and price changes that were not significant on an overall basis, and considers price changes in products sold to have had an immaterial effect on sales in the current year.

Cost of Restaurant Operations

         Cost of restaurant operations (excluding franchise) as a percent of net sales decreased in fiscal 1999 to 90.3 percent from 91.4 percent in fiscal 1998. The major components of cost of restaurant operations are set out below:

                                                    % of Net                            % of Net
                                 Fiscal 1999         Sales           Fiscal 1998         Sales
                                 -----------        --------         -----------        --------
Food and paper                   $20,978,419          36.2%          $23,006,823          36.1%
Labor                             13,143,141          22.7            14,555,719          22.9
Store expenses                    15,293,650          26.4            17,086,788          26.9
Restaurant Depreciation            2,927,677           5.0             3,520,400           5.5
                                 -----------          ----           -----------          ----
Total                            $52,342,887          90.3%          $58,169,730          91.4%
                                 ===========          ====           ===========          ====

         Food costs as a percentage of net sales increased 0.1 percent. The increase was primarily due to new product offerings and quality upgrades to the salad bar. In the third quarter of fiscal 1998, the Company changed its single source food vendor; this change has not resulted in any significant immediate impact on cost, but is expected to further the objectives of improvements in service, new product flexibility, and pricing and inventory control.

         Labor costs as a percent of net sales also decreased by 0.2 percent due to the implementation of new products that require less production time and continued efforts at cost containment.

         Store expenses as a percent of net sales decreased 0.5 percent. The decrease was primarily attributable to the closing of nine stores during the year, and the concomitant decrease in the number of employees formerly staffing those stores. A significant portion of fixed store expenses are comprised of occupancy and employee costs. Occupancy costs include rent, percentage rent, utilities, general liability insurance and other fixed tenant charges. These charges were lower by approximately $1,036,000 in fiscal 1999 as compared to fiscal 1998. Employee charges include payroll taxes and fringe benefits. The total effect of these employee costs was a decrease of approximately $504,000.

General and Administrative Expenses

         Administrative and general expenses increased $931,000, or 15.7 percent to approximately $6,866,000 for fiscal 1999 from $5,935,000 in fiscal 1998. A significant portion of the 1999 increase results from approximately $200,000 in charges taken in the fourth quarter of 1999 for severance and related costs incurred in connection with corporate level management changes. In addition, the Company incurred approximately $160,000 in expenses related to the terminated discussions of a possible sale or other business combination involving the Company and $267,000 for additional workers compensation and medical reserves associated with the Company's self insurance program.

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

         In this transaction, the Company received approximately $41,000 in cash and an $800,000 non-interest bearing note. Under the original agreement the note was payable in monthly installments of $12,000 from June 1999 through November 2000, and the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. In June 1999, the payment structure was amended to specify payments of $9,000 from June 1, 1999 through September 30, 1999; $14,000 for October and November 1999; $12,000 for December 1999; $14,000 for January and February 2000; $16,000 in March 2000; and $12,000 each month thereafter until November 2000. Beginning in December 2000, the payment consists of the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "assets of business transferred under contractual arrangement" net of a valuation allowance of approximately $162,000 in the attached financial statements. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

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

Interest Expense, Net

         In fiscal 1999, the Company had interest expense of approximately $140,000 compared to interest expense of approximately $227,000 in fiscal 1998. Interest expense is related primarily to the Company's unsecured line of credit which bears interest at the institution's prime rate, which was 8.0 percent at July 3, 1999. The Company had approximately $398,000 outstanding against this line at July 3, 1999 as compared to approximately $2,005,000 at June 27, 1998.

Taxes on Income

         The Company did not recognize an income tax benefit from losses incurred in fiscal 1998 and reported a tax provision of approximately $106,000 for 1999 although losses were incurred. A valuation allowance of $1,437,000 was established in 1998 and increased by $989,000 in 1999 against the deferred tax assets created by the impairment charges recognized in each year and from tax benefits generated from each year's losses, contributing to the Company's effective tax of 4.8 percent and 0.0 percent for fiscal 1999 and 1998, respectively. Realization of deferred tax assets associated with equipment and improvements and with net operating losses and credit carryforwards is dependent upon generating sufficient taxable income to utilize depreciation deductions on impaired long-lived assets and net operating loss and credit carryforwards prior to their expirations. Management believes there is risk that certain of these deferred tax assets may not be realized and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through taxable earnings or alternative tax strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to obtain the cash required for the conduct of its business depends upon cash from operations and, to a lesser extent, bank borrowings. Historically, cash flow from operations and periodic bank borrowings generally have been sufficient to finance the expansion of the Company's business. The Company does not maintain significant receivables or inventory and it receives discounts in bulk purchasing of food and supplies. Stores not meeting the Company's performance criteria may be closed or sold. The terms of some such sales require the Company to take back notes, which are contained in the Company's notes receivable balance, for all or a portion of the sale price.

         At 2000 fiscal year end, the ratio of the Company's current assets to current liabilities was .53 to 1.00, as compared to a current ratio of .63 to
1.00 at 1999 fiscal year end. The Company has no long term debt. During fiscal 2000 approximately $846,000 of cash was paid on outstanding reserves for severance, workers compensation insurance and reserves for self-insurance for health benefits from previous years. While these balances were accrued in previous years, the Company's cash requirement was funded by the Company's line of credit. There were also approximately $676,000 in prepayments of rent not made prior to the year-end in fiscal 2000 that were made in prior year. In addition, $200,000 of the current portion of the deferred tax asset was reduced.

         The Company's principal capital requirement is for new equipment and leasehold improvements for new and existing stores. Capital expenditures for these purposes were approximately $766,000, $851,000 and $3,283,000 for fiscal years 2000, 1999 and 1998, respectively. It is presently anticipated that the Company's maintenance level capital expenditures for fiscal 2001 will be approximately $375,000.

          The Company has historically met its capital needs from short term bank borrowings and internally generated funds. Cash used by operations was approximately $506,000 in fiscal 2000 compared to cash provided by operations of approximately $1,518,000 and $2,168,000 for fiscal years 1999 and 1998, respectively. See previous discussion on payments in reserves for self-insurance and severance accrued at the end of fiscal 1999.

         During fiscal year 2000, the Company had a line of credit which provided for borrowings up to $1,750,000 from AmSouth Bank of Alabama pursuant to the terms of a Credit Agreement originally dated June 19, 1996. The Credit Agreement had been amended and restated effective as of February 2, 1999. The amendment reduced the then maximum amount of borrowings from $7,500,000 to $4,000,000, changed the interest rate from a LIBOR based floating rate to prime, and modified certain financial covenants. The Credit Agreement contains covenants that require, among other things, the Company to maintain a certain tangible net worth and debt service coverage ratio. As of the end of the fourth quarter of fiscal 2000, the Company's net worth was approximately $8,020,000, which was less than the $8,500,000 required by the Credit Agreement. Also, as of July 1, 2000, the Company's debt service coverage ratio was 1.05, which was less than the 2.0 required by the Amended Credit Agreement. The lender waived compliance with these two covenants effective until the termination date of the current Credit Agreement, which is October 31, 2000. The maximum borrowing amount is currently $1,750,000, at an interest rate of prime plus 2 percent. The Company expects its future capital needs will be met primarily by internally generated funds and supplemented as needed by additional bank borrowings.

         Despite the fact that the Company experienced negative operating cash flows for fiscal 2000, management has prepared certain projections that result in positive cash flows for fiscal 2001. It is the opinion of management that this goal can be reached by a combination of several methods. One way to accomplish this is to aggressively market the franchising program and franchise a number of Company-owned stores. The Company has created and filled the position of Vice President of Business Development, whose role is franchise sales and real estate disposal. Currently, management is negotiating the sale of certain under-performing restaurants, as well as several disparate company operated markets as potential franchises.

         In addition, new products are being introduced into a limited number test markets and additional employees are being recruited to increase customer service and satisfaction. The Company is also increasing its efforts with co-branding and has a financing commitment to add co-brands in seven locations during fiscal 2001.

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

         SFAS 133, as amended by SFAS 137, is effective for financial statements for fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 2, 2000 to materially affect its financial statements.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company was required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has cancelled certain stock options and reissued them at a lower price on December 15, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options as fixed. As a result of adopting the Interpretation on July 1, 2000 the Company was required to apply variable accounting to these options at year-end and for each period going forward until they are exercised, forfeited or expire unexercised.

ITEM 7A: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         The Company's primary market risk is related to fluctuations in interest rates. The Company's outstanding debt at July 1, 2000 consists of a short-term line of credit with AmSouth Bank. Interest on the outstanding balance is charged based on a variable rate of two percent above the lender's prime rate. Therefore, the interest rate charged to the Company is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase would result in a decrease of approximately $17,000 in pre-tax net income (or an increase of approximately $17,000 in net loss) for the year, assuming no further changes in the amount of borrowings subject to variable rate interest from amounts at July 1, 2000. The Company does not trade in derivative financial instruments.

ITEM 8:           FINANCIAL STATEMENTS

         The following financial statements are contained at pages 24 through 43 of this report:

                                                                                                  Page
                                                                                                  ----
         Report of Independent Certified Public Accountants.........................................24
         Consolidated Financial Statements for Years ended July 1, 2000, July 3, 1999 and June 27, 1998:
                  Consolidated Balance Sheets - July 1, 2000 and July 3, 1999.......................25
                  Consolidated Statements of Operations.............................................27
                  Consolidated Statements of Stockholders' Equity...................................28
                  Consolidated Statements of Cash Flows.............................................29

         Summary of Accounting Policies.............................................................31
         Notes to Consolidated Financial Statements.................................................35
         Selected Quarterly Financial Data (unaudited) (appearing at Note 9 of the Notes to Consolidated Financial Statements)................................44

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Wall Street Deli, Inc.
Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of Wall Street Deli, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Deli, Inc. and subsidiaries at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with generally accepted accounting principles.


   /s/  BDO Seidman, LLP

Memphis, Tennessee
August 16, 2000

WALL STREET DELI, INC.
CONSOLIDATED BALANCE SHEETS


                                                         July 1, 2000         July 3, 1999
------------------------------------------------         ------------         ------------

Assets
Current
   Cash and cash equivalents                             $    761,380         $  1,305,652
   Accounts and notes receivable, net (Note 1)              1,341,829            1,079,028
   Inventories                                                549,009              564,061
   Refundable income taxes                                         --              346,140
   Deferred tax assets (Note 5)                               296,000              495,000
   Prepaid rent                                                53,580              676,166
   Other                                                      153,328              106,504
                                                         ------------         ------------
Total current assets                                        3,155,126            4,572,551
                                                         ------------         ------------
Equipment and improvements (Note 4)
   Equipment and fixtures                                  15,774,120           15,554,760
   Leasehold improvements                                  12,462,075           12,793,819
                                                         ------------         ------------
                                                           28,236,195           28,348,579
Less accumulated depreciation and amortization            (20,918,060)         (19,132,868)
                                                         ------------         ------------
Net equipment and improvements                              7,318,135            9,215,711
                                                         ------------         ------------
Other
   Long-term portion of notes receivable (Note 1)             891,769            1,004,196
   Deferred tax assets (Note 5)                             2,580,000            2,381,000
                                                         ------------         ------------
Total other assets                                          3,471,769            3,385,196
                                                         ------------         ------------
                                                         $ 13,945,030         $ 17,173,458
                                                         ============         ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED BALANCE SHEETS


                                                                            July 1, 2000         July 3, 1999
------------------------------------------------------------------------    ------------         ------------

Liabilities and Stockholders' Equity
Current Liabilities
   Bank overdrafts                                                          $  1,075,620         $  1,441,444
   Notes payable (Note 2)                                                      1,427,392              398,004
   Accounts payable                                                            1,405,267            1,509,329
   Accruals:
        Taxes other than income                                                  672,405              592,053
        Compensation                                                             463,639              798,868
        Rent                                                                     487,019              925,072
        Workers' compensation                                                     29,962              972,101
        Other insurance                                                          225,000              459,079
        Miscellaneous                                                            120,876              176,550
                                                                            ------------         ------------
Total current liabilities                                                      5,907,180            7,272,500
                                                                            ------------         ------------
Commitments and contingencies (Note 8)

Stockholders' equity (Note 3)
   Common stock, $.05 par - shares authorized 20,000,000;
      issued 3,426,802 and 3,414,802                                             171,341              170,740
   Additional paid-in capital                                                 10,805,322           10,787,369
   Retained earnings (deficit)                                                  (691,722)           1,189,940
                                                                            ------------         ------------
                                                                              10,284,941           12,148,049
Treasury stock, at cost, 518,325 shares                                       (2,247,091)          (2,247,091)
                                                                            ------------         ------------
Total stockholders' equity                                                     8,037,850            9,900,958
                                                                            ------------         ------------
                                                                            $ 13,945,030         $ 17,173,458
                                                                            ============         ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year ended
                                                           -------------------------------------------------
                                                           July 1, 2000      July 3, 1999      June 27, 1998
--------------------------------------------------------   ------------      ------------      -------------
Revenues
   Net sales                                               $ 49,797,102      $ 57,986,007      $ 63,643,267
   Franchise revenues                                           293,195           271,242           137,138
                                                           ------------      ------------      ------------
Total revenues                                               50,090,297        58,257,249        63,780,405
                                                           ------------      ------------      ------------
Costs of restaurant operations
   Food and paper costs                                      17,226,262        20,978,419        23,006,823
   Labor                                                     12,689,561        13,143,141        14,555,719
   Store expenses                                            14,303,127        15,293,650        17,086,788
   Restaurant depreciation                                    2,401,390         2,927,677         3,520,400
   Franchise expenses                                           214,482           296,397           305,538
                                                           ------------      ------------      ------------
Total costs of restaurant operations                         46,834,822        52,639,284        58,475,268
                                                           ------------      ------------      ------------
Restaurant operating income                                   3,255,475         5,617,965         5,305,137
Administrative expenses
   Division level                                             1,565,401         1,544,457         2,338,570
   Catering sales                                               580,769           737,701           748,760
   Corporate                                                  2,743,651         4,584,265         2,847,927
                                                           ------------      ------------      ------------
Total general and administrative                              4,889,821         6,866,423         5,935,257
                                                           ------------      ------------      ------------
Impairment of long-lived assets (Note 4)                         77,378           870,700         2,999,642
                                                           ------------      ------------      ------------
Operating loss                                               (1,711,724)       (2,119,158)       (3,629,762)
Other income (expense)
   Interest (expense)                                          (100,733)         (139,855)         (226,795)
   Gain (loss) from sale of assets                              (69,205)           32,237            14,127
                                                           ------------      ------------      ------------
Total other income (expense)                                   (169,938)         (107,618)         (212,668)
                                                           ------------      ------------      ------------
Income (loss) before taxes on income                         (1,881,662)       (2,226,776)       (3,842,430)
Taxes on income (Note 5)                                             --           106,366                --
                                                           ------------      ------------      ------------
Net income (loss)                                          $ (1,881,662)     $ (2,333,142)     $ (3,842,430)
                                                           ============      ============      ============
Basic and fully diluted income (loss) per common share
   (Note 3)                                                $       (.65)     $       (.79)     $      (1.24)
                                                           ============      ============      ============
Weighted average number of common shares                      2,904,103         2,937,221         3,094,762
   outstanding (Note 6)                                    ------------      ------------      ------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                     Common Stock                                             Treasury Stock
                              -------------------------                                 --------------------------
                                                            Additional      Retained
                                    Number                    paid-in       earnings      Number
                                  of shares    Amount         capital       (deficit)    of shares       Amount
                              ------------------------------------------------------------------------------------

Balance, June 28, 1997            3,413,777  $  170,689   $  10,782,448    $ 7,365,512     263,825   $  (1,382,141)
Net loss for the year                    --          --              --     (3,842,430)         --              --
Exercise of stock options             1,025          51           4,921             --          --              --
Treasury stock acquired                  --          --              --             --     104,500        (382,326)
                              ------------------------------------------------------------------------------------

Balance, June 27, 1998            3,414,802     170,740      10,787,369      3,523,082     368,325      (1,764,467)
Net loss for the year                    --          --              --     (2,333,142)         --              --
Treasury stock acquired                  --          --              --             --     150,000        (482,624)
                              ------------------------------------------------------------------------------------

Balance, July 3, 1999             3,414,802     170,740      10,787,369      1,189,940     518,325      (2,247,091)
Net loss for the year                    --          --              --     (1,881,662)         --              --
Exercise of stock options             8,750         438           9,362             --          --              --
Shares issued under Stock
      Purchase Plan                   3,250         163           8,591             --          --              --
                              ------------------------------------------------------------------------------------

Balance, July 1, 2000             3,426,802  $  171,341   $  10,805,322    $  (691,722)    518,325   $  (2,247,091)
                              ====================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year ended
                                                             ----------------------------------------------
                                                             July 1, 2000    July 3, 1999     June 27, 1998
--------------------------------------------------------     ------------    ------------     -------------
Operating activities
  Net loss                                                   $(1,881,662)     $(2,333,142)     $(3,842,430)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
       Provision for impairment of
          long-lived assets                                       77,378          870,700        2,999,642
       Depreciation and amortization                           2,516,875        3,028,724        3,647,079
       (Gain) loss on sale of equipment and
          improvements                                            69,205          (32,237)         (14,127)
       Deferred income taxes                                          --           86,000          311,000
       Net change in provision for losses on
          accounts and notes receivable                         (100,022)         148,750          114,022
       Changes in operating assets and
          liabilities:
             Receivables                                         (96,259)          86,629         (582,880)
             Inventories                                          15,052           19,344          100,875
             Refundable income taxes                             346,140          (12,729)        (333,411)
             Prepaid expenses and other                          575,762         (636,064)          20,470
             Accounts payable                                   (104,062)         (73,572)         315,143
             Accruals                                         (1,924,822)         365,350         (567,588)
                                                             -----------      -----------      -----------
Cash provided (used) by operating activities                    (506,415)       1,517,753        2,167,795
                                                             -----------      -----------      -----------
Investing activities
  Payments for purchase of equipment and
    improvements                                                (765,882)        (850,807)      (3,282,982)
  Proceeds from sale of equipment and
    improvements                                                      --           24,998          308,141
  Collections on notes receivable                                 45,907           71,288          167,173
  Decrease (increase) in officer loans for split-dollar
    life insurance policies                                           --          781,362          (63,197)
                                                             -----------      -----------      -----------
Cash provided (used) by investing activities                    (719,975)          26,841       (2,870,865)
                                                             -----------      -----------      -----------

See accompanying summary of accounting policies and notes to consolidated financial statements.

WALL STREET DELI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year ended
                                                          ---------------------------------------------
                                                          July 1, 2000     July 3, 1999   June 27, 1998
-----------------------------------------------------     ------------     ------------   -------------
Financing activities
   Increase (decrease) under line of credit               $ 1,029,388      $(1,606,806)     $ 999,410
   Bank overdrafts                                           (365,824)       1,441,444             --
   Proceeds from exercise of stock options and stock
      purchase plan                                            18,554               --          4,972
   Acquisition of treasury stock                                   --         (482,624)      (382,326)
                                                          -----------      -----------      ---------
Cash provided (used) by financing activities                  682,118         (647,986)       622,056
                                                          -----------      -----------      ---------
Net increase (decrease) in cash for the year (Note 7)        (544,272)         896,608        (81,014)
Cash and cash equivalents, beginning of year                1,305,652          409,044        490,058
                                                          -----------      -----------      ---------
Cash and cash equivalents, end of year                    $   761,380      $ 1,305,652      $ 409,044
                                                          -----------      -----------      ---------

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

FISCAL YEAR

         The Company operates on a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year. The fiscal year period ending July 1, 2000 and June 27, 1998 include 52 weeks each and the fiscal year period ended July 3, 1999 includes 53 weeks.

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

STOCK OPTIONS

         Stock options are granted, under the Company's Incentive Stock Option Plan, to certain officers and key employees at the prevailing market price on the date of the grant. Proceeds from the sale of common stock issued under these options are credited to common stock or treasury stock and additional paid-in capital at the time the options are exercised. The Company also maintains an Employee Stock Purchase Plan, which allows eligible employees to receive grants of stock purchase rights at generally 85% of the prevailing market rate on the offering date. The Company makes no charge to earnings with respect to these options.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, officer loans for split-dollar life insurance policies, accounts payable and notes payable approximate their respective fair values.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company was required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has cancelled certain stock options and reissued them at a lower price on December 15, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options as fixed. As a result of adopting the Interpretation on July 1, 2000 the Company was required to apply variable accounting to these options at year-end and for each period going forward until they are exercised, forfeited or expire unexercised.

CLASSIFICATIONS

         Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the current year presentation.

WALL STREET DELI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable consist of the following:

                                                            July 1, 2000        July 3, 1999
                                                            ------------        ------------
         Accounts receivable                                 $   559,097         $   715,318
         Notes receivable                                        498,566             479,473
         Assets of business transferred under
              contractual arrangement                            656,000             791,000
         Officer's loans for split-dollar life
              insurance policies                                 828,804             758,804
                                                             -----------         -----------
                                                               2,542,467           2,744,595
         Less allowance for doubtful accounts                   (308,869)           (661,371)
                                                             -----------         -----------
                                                               2,233,598           2,083,224
         Less non-current portion of notes receivable           (891,769)         (1,004,196)
                                                             -----------         -----------
                                                             $ 1,341,829         $ 1,079,028
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

         Activity in the allowance for possible losses is summarized as follows:


                                                                               Year ended
                                                               -------------------------------------------
                                                                July 1,           July 3,         June 27,
                                                                  2000             1999             1998
                                                               ---------         --------        ---------
         Balance, at beginning of period                       $ 661,371         $485,198        $ 169,578
         Net amounts charged to (against) bad
              debt expense                                       (59,496)         148,750          428,927
         Write-offs, recoveries and other changes (net)         (293,006)          27,423         (113,307)
                                                               ---------         --------        ---------
         Balance, at end of period                             $ 308,869         $661,371        $ 485,198
                                                               =========         ========        =========

2.       NOTES PAYABLE

         Notes payable consists of:


                                                             July 1, 2000      July 3, 1999
                                                            -------------     -------------
         Unsecured revolving line of credit with bank,
            borrowings payable on demand, bearing
            interest at the prime rate plus 2% (11.5% at
            July 1, 2000), maturing October 2000            $   1,427,392     $     398,004
                                                            -------------     -------------
         Notes payable                                      $   1,427,392     $     398,004
                                                            =============     =============

         The maximum amount of short-term borrowings outstanding during the years ended July 1, 2000, July 3, 1999 and June 27, 1998 were $1,650,000, $3,135,000 and $4,383,000, respectively. Such borrowings averaged approximately $952,868 in 2000, $1,647,838 in 1999 and $2,457,000 in 1998, with a weighted average interest rate of 10.57%, 7.67% and 7.17%, respectively, for such periods. The weighted average interest rate was calculated by dividing the related interest expense by the average short-term borrowings outstanding during the respective periods.

         The Company's unsecured line of credit contains covenants that require, among other things, that the Company maintain specified levels of adjusted tangible net worth and debt service coverage ratios. The line of credit agreement also restricts additional indebtedness, capital expenditures and declaration and payment of dividends.

         At July 1, 2000, the Company was not in compliance with its debt service coverage ratio covenant nor its tangible net worth ratio and accordingly, had requested and was granted waivers and amendments to such covenants from its lender for periods up to and including October 31, 2000. Additionally, on February 2, 1999, the lender had lowered the available line from $7,500,000 to $4,000,000 and changed the interest rate from a LIBOR denominated rate to prime. On September 20, 1999, the lender again lowered the available line from $4,000,000 to $1,750,000 and increased the interest rate from prime to prime plus 2% (11.50% at July 1, 2000). There can be no assurance that the Company will not require additional waivers in the future or if required, that the lender will grant them.

         Management expects, to extend with its lender the expiration date from October 31, 2000 to October 31, 2001. However, should negotiations with the lender not proceed as expected, management believes there are a number of viable refinancing alternatives.

         Despite the fact that the Company experienced negative operating cash flows for fiscal 2000, management has prepared certain projections that result in positive cash flows for fiscal 2001. It is the opinion of management that this goal can be reached by a combination of several methods. One way to accomplish this is to aggressively market the franchising program and franchise a number of Company-owned stores. The Company has created and filled the position of Vice President of Business Development, whose role is franchise sales and real estate disposal. Currently, management is negotiating the sale of certain under-performing restaurants, as well as several disparate company operated markets as potential franchises.

         In addition, new products are being introduced into a limited number test markets and additional employees are being recruited to increase customer service and satisfaction. The Company is also increasing its efforts with co-branding and has a financing commitment to add co-brands in seven locations during fiscal 2001.

3.       STOCKHOLDERS' EQUITY

         The Company maintains an incentive stock option plan under which officers, employees and directors may be granted options to purchase shares of the Company's common stock at the grant date fair market value. Options granted before December 15, 1999 are generally exercisable upon issuance and expire up to five years from the date granted. Options granted after December 15, 1999 vest over four years.


                                                                                  Year ended
                                                    -----------------------------------------------------------------------
                                                          July 1,                   July 3,               June 27,
                                                            2000                     1999                  1998
                                                    -----------------------    --------------------   ---------------------
                                                                  Weighted                 Weighted                Weighted
                                                                  average                  average                 average
                                                                  exercise                 exercise                exercise
                                                      Shares        price       Shares       price     Shares        price
                                                    ----------------------     --------------------   ---------------------
         Options outstanding, beginning of period     180,700         5.71     304,200         5.84    338,400         7.05
         Options granted                              611,250         1.21       2,000         3.88     75,100         3.92
         Options cancelled or exercised              (240,550)        4.48    (125,500)        6.34   (109,300)        7.89
                                                    ----------------------    ---------------------   ---------------------
         Options outstanding, end of period           551,400         1.27     180,700         5.71    304,200         5.84
         Option price range at end of period           ($1.12   to  $ 8.63)     ($3.38   to  $13.06)    ($3.38    to $13.06)
         Options available for grant at end of
              period                                  273,600                  192,450                  68,950

         Weighted-average fair value of options,
              granted during the period                             $  .54                   $ 1.21                  $ 1.17
                                                    ----------------------    ---------------------   ---------------------

         On December 15, 1999 the Company's Board of Directors approved a plan to offer certain stock option holders the option of accepting half of the number of newly priced stock options for their currently vested "out of the money" stock options. The newly issued stock options were issued at the fair market value at the date of issuance. As of July 1, 2000, under the provisions of Interpretation No. 44, any options that are considered cancelled and reissued are accounted for as variable options from that date forward. Therefore, the option value will be re-measured on a quarterly basis using the July 1, 2000 fair market value as the basis for determining any increase in the intrinsic value of the options.

         At July 1, 2000, 825,000 shares were reserved for issuance under the plans. During the year options for 8,750 shares were exercised.

         The Company also maintains an Employee Stock Purchase Plan which covers full-time employees which meet certain defined employment requirements. A maximum of 142,500 shares may be issued under the plan, and the employees' purchase price is the greater of 85% of the fair market value of the stock on the date of grant or 85% of the Company's cost to acquire stock for issuance under the plan. Rights to acquire shares expire within 12 months from date of grant if not exercised. Rights to acquire 2,500, 1,350 and 9,425 shares remained outstanding as of July 1, 2000, July 3, 1999 and June 27, 1998, respectively. A total of 55,877 shares were reserved under this plan as of July 1, 2000.

         Stock-based compensation

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for fixed awards. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts presented below for the years ended:


                                                                July 1,         July 3,         June 27,
                                                                 2000            1999             1998
                                                             ------------    ------------     ------------
         Net income (loss):
              As reported                                    $ (1,881,662)   $ (2,333,142)    $ (3,842,430)
              Pro forma                                      $ (1,951,738)   $ (2,394,512)    $ (3,923,514)
         Earnings (loss) per share of common stock:
              As reported                                    $       (.65)   $       (.79)    $      (1.24)
              Pro forma                                      $       (.67)   $       (.82)    $      (1.27)
                                                             ------------    ------------     ------------

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998; expected life of option of 5 years for all years, expected volatility of 40% for 2000, 25% for 1999 and 25% for 1998; risk free interest rate of 6.57% for 2000, 4.58% for 1999 and 5.99% for 1998 and a 0% dividend yield for all years. The weighted average fair value at date of grants is $.54 per option for 2000, $1.21 per option for 1999 and ranged from $1.11 to $1.37 per option for 1998.

        Additional information relating to stock options outstanding at July 1, 2000 summarized by exercise price are as follows:


                                                              Weighed Average
                                                        ------------------------
         Exercise price                  Outstanding     Life           Exercise
           per share                        shares      (years)           Price
         -----------------------------------------------------------------------
         $1.12 - $2.99                     539,400        4.4           $  1.19
         $3.00 - $4.00                       8,000        3.8              3.55
                 $5.25                       2,000        1.1              5.25
                 $8.63                       2,000         .1              8.63
         ----------------------------------------------------------------------
         $1.12 - $8.63                     551,400                      $  1.27
         ======================================================================

         Exercisable shares were 75,400 and 180,700 at July 1, 2000 and July 3, 1999, respectively.

         Stock Purchase Rights

         On February 16, 2000, the Company's Board of Directors approved a Stockholder Rights Plan, which took effect immediately. A dividend of one Right per common share was distributed to stockholders March 1, 2000. Each Right expiring February 16, 2010, represents a right to buy from the Company 1/100th of a share (a "unit") of Common Stock, $0.05 par value, at a price of $1.50 per unit. This dividend distribution of the Rights was not taxable to Company or its stockholders.

         These Rights are generally exercisable under certain conditions in which a person or group acquires or announces an offer to acquire 15% or more of the Company's common shares. In addition, the Company has the right in specified time periods to redeem such rights under certain conditions.

4.       IMPAIRMENT OF LONG-LIVED ASSETS

         In each of fiscal 2000, fiscal 1999 and fiscal 1998, events and circumstances indicated that certain equipment, fixtures and leasehold improvements associated with under-performing stores were impaired. Accordingly, the Company recorded a pre-tax charge amounting to $77,400, $870,700 and $2,999,642 in 2000, 1999 and 1998, respectively, to adjust the carrying value of these assets to their estimated fair market value and to provide for associated disposal liabilities. While management believes that estimates used in evaluation of impairment were reasonable, actual results could vary significantly.

5.       TAXES (BENEFIT) ON INCOME

         The components of taxes (benefit) on income are as follows:

                                                   Year ended
                                  ------------------------------------------
                                    July 1,         July 3,         June 27,
                                     2000            1999             1998
                                  ---------        --------        ---------
           Current:
                Federal           $      --        $ 17,266        $(311,000)
                State                    --           3,100               --
                                  ---------        --------        ---------
           Total current                 --          20,366         (311,000)
                                  =========        ========        =========
           Deferred:
                Federal                  --          73,000          262,000
                State                    --          13,000           49,000
                                  ---------        --------        ---------
           Total deferred                --          86,000          311,000
                                  =========        ========        =========
           Taxes on income        $      --        $106,366        $      --
                                  ---------        --------        ---------

         Significant components of the Company's deferred tax assets are comprised of the following at:

                                                               July 1,            July 3,
                                                                2000                1999
                                                            -----------         -----------
           Equipment and improvements                       $ 3,307,500         $ 3,266,100
           Accrual for contingent losses                        257,600             608,400
           Bad debt allowance                                   115,500             249,100
           Alternative minimum tax and other credits            370,000             370,000
           Net operating loss carryforwards                   1,842,000             753,000
           Other                                                 69,400              55,400
                                                            -----------         -----------
           Gross deferred tax asset                           5,962,000           5,302,000
           Valuation allowance                               (3,086,000)         (2,426,000)
                                                            -----------         -----------
           Net deferred tax asset                           $ 2,876,000         $ 2,876,000
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


         Net operating loss and other credit carryforwards expire at various dates from 2005 through 2020. Alternative minimum tax credits totaling approximately $152,000 may be carried forward indefinitely.

         The effective tax rate on income before taxes on income was different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes and the effective rate:

                                                                                 Year ended
                                                 --------------------------------------------------------------------------
                                                    July 1, 2000               July 3, 1999              June 27, 1998
                                                 -------------------       -------------------       ----------------------
                                                     $            %            $            %             $             %
         Income taxes (benefit) at
              statutory rate                     (640,000)     (34.0)      (757,000)     (34.0)      (1,306,000)      (34.0)
         Increase (decrease) in taxes
              resulting from:
                State income taxes, net
                     of federal tax benefit            --         --         11,100         .5         (154,000)       (4.0)
                Meals and entertainment             5,500         .3          5,000         .2           21,200          .6
                Officers' life insurance           25,000        1.3         25,000        1.1            2,800         0.0
                Tax credits                            --         --        (62,000)      (2.7)              --          --
                Other                             (50,500)      (2.7)      (104,734)      (4.7)          (1,000)       (0.0)
         Increase in valuation
              allowance                           660,000       35.1        989,000       44.4        1,437,000        37.4
                                                 -------------------       -------------------       ----------------------
         Taxes (benefit) on income at
              effective rate                           --         --        106,366        4.8               --         --
                                                 -------------------       -------------------       ----------------------

6.       EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share of common stock and common stock equivalents have been computed using 2,904,103 shares in 2000, 2,937,221 shares in 1999 and 3,094,762 shares in 1998, which represent the weighted average number of shares of common stock to be recognized during the respective periods. The effect of shares issuable under the stock option plan were excluded for 2000, 1999 and 1998 as the effect would be anti-dilutive.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of the statements of cash flows, the Company classifies cash on hand and in savings and checking accounts and short-term investments with a maturity of three months or less as cash equivalents.

         Supplemental cash flow information:

                                                                              Year ended
                                                               ----------------------------------------
                                                                 July 1,         July 3,       June 27,
                                                                  2000            1999           1998
                                                               ---------       ---------       --------
         Cash paid for (received from):
              Interest                                         $  77,937       $ 161,458       $266,795
              Income taxes                                      (202,929)        (81,366)       189,025
         Non-cash financing and investing activities:
              Notes received from sale of property and
                equipment (net of reserve of $227,000)               --          763,000            --

8.       COMMITMENTS AND CONTINGENCIES

         A.       Leases

         The Company and its subsidiaries lease various restaurant facilities and computer equipment, under noncancellable operating leases, which expire at various dates through July 2007. At July 1, 2000, future minimum lease payments required under operating leases that have initial noncancellable terms in excess of one year are as follows:

                                                       Minimum lease
                  Fiscal year ending                        payments
                  --------------------------------------------------
                  2001                                 $   6,045,058
                  2002                                     5,715,369
                  2003                                     4,723,373
                  2004                                     3,385,395
                  2005                                     1,818,828
                  After 2005                               2,058,868
                  --------------------------------------------------
                  Total                                $  23,746,891
                  ==================================================

         Rent expense for each of the three years in the period ended July 1, 2000 is as follows:

                                                                            Year ended
                                                            ------------------------------------------
                                                              July 1,         July 3,         June 27,
                                                               2000            1999            1998
                                                            ----------      ----------      ----------
         Basic rentals:
              Noncancellable leases (net of subleases)      $5,868,168      $6,412,362      $6,167,078
              Cancellable equipment leases                     159,501         235,893         310,846
                                                            ----------      ----------      ----------
                                                             6,027,669       6,648,255       6,477,924
         Contingent rentals based on sales                     529,120         560,558         590,935
                                                            ----------      ----------      ----------
         Total rent expense                                 $6,556,789      $7,208,813      $7,068,859
                                                            ==========      ==========      ==========

         The Company and its subsidiaries remain obligated, in the event of default by the current lessee, on 7 facilities formerly operating under long-term leases. Future minimum lease payments remaining under these noncancellable operating leases are as follows:

                                                   Minimum remaining
                  Fiscal year ending                  lease payments
                  --------------------------------------------------
                  2001                                 $     380,778
                  2002                                       382,790
                  2003                                       384,964
                  2004                                       385,978
                  2005                                       324,279
                  After 2005                                 321,699
                  --------------------------------------------------
                  Total                                $   2,180,488
                  ==================================================

         B.       Workers Compensation and Medical Claims

         The Company is self-insured for workers compensation claims up to $250,000 for each loss event and $750,000 in the aggregate. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open claims. Two previous years out of the past five years claims have been either paid or cancelled. This, in conjunction with significantly lower claims during the last two years, resulted in a cumulative favorable adjustment of $662,348 that was recorded against operating costs during the 2000 fiscal year.

         C.       Litigation

         The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

         D.       Retirement Plan

         Effective January 1, 1996, the Company adopted a tax-qualified employee benefit plan ("Plan") which meets the criteria of Section 401(k) of the Internal Revenue Code. Under the Plan, participants may elect to defer from 2% to 15% of their compensation, and the Company may make discretionary contributions, as determined annually by the Company's management, of up to 10% of the employee's compensation. Each participant's contribution is fully vested at all times. Participants become fully vested in contributions made by the Company on a graduated scale over a seven-year period. Operations were charged with approximately $31,000, $44,000 and $47,000 related to this plan for the years ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively.

9.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Thousands of dollars, except per share data
                                                             -----------------------------------------------------
                                                                 1st            2nd            3rd            4th
                                                             -----------------------------------------------------
           Year ended July 1, 2000:
                Revenues                                     $ 12,891       $ 12,307       $ 12,600       $ 12,296
                Restaurant operating income                     1,185            499            772            800
                Income (loss) before taxes (benefit) on
                     income                                      (201)          (450)          (392)          (838)
                Net income (loss)                                (201)          (450)          (392)          (838)(a)
                Basic and diluted earnings (loss) per
                     common share                                (.07)          (.16)          (.14)          (.29)


                                                                  Thousands of dollars, except per share data
                                                             -----------------------------------------------------
                                                                 1st            2nd            3rd            4th
                                                             -----------------------------------------------------
           Year ended July 3, 1999:
                Revenues                                     $ 15,299       $ 14,485       $ 13,805       $ 14,699
                Restaurant operating income                     1,566          1,127          1,273          1,652
                Income (loss) before taxes (benefit) on
                    income                                         60           (193)          (500)        (1,594)
                Net income (loss)                                  37           (116)          (439)        (1,815)(b)
                Basic and diluted earnings (loss) per
                     common share                                 .01           (.04)          (.15)          (.63)

         (a) See Note 4 for discussion of the third quarter pre-tax charge of $77,400 related to impairment of long-lived assets.

         (b) See Note 4 for discussion of the fourth quarter pre-tax charge of $870,700 related to impairment of long-lived assets.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal years 2000 and 1999 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS

         Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 2000, as filed with the Securities and Exchange Commission.

ITEM 11:          EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November17, 2000, as filed with the Securities and Exchange Commission.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 2000, as filed with the Securities and Exchange Commission.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 2000, as filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

Financial Statements

         The following financial statements are included in Part II of this report (index at page 23):

         Report of Independent Certified Public Accountants

         Consolidated Financial Statements for Years ended July 1, 2000, July 3, 1999 and June 27, 1998:

                           Consolidated Balance Sheets - July 1, 2000
                           and July 3, 1999
                           Consolidated Statements of Operations
                           Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows

         Summary of Accounting Policies

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (unaudited) (appearing at Note 9 of the Notes to Consolidated Financial Statements)

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

 3.2 Bylaws incorporated by reference from the Company's Proxy Statement for the Special Shareholders Meeting held on September 25, 1986.

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

 4.6     Modification to Credit Agreement dated the March 3, 2000 between Wall
         Street Deli, Inc. and AmSouth Bank, filed herewith             page 52

10.3     Commercial Lease dated May 31, 1994, between the Company and Rex
         Associates (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended July 1, 1995).

10.7 Extract of Minutes of the Board of Directors incorporated by reference from exhibits to the Company's Registration Statement on Form S-l under the Securities Act of 1933 Registration No. 2-78902, as filed on
         September 28, 1982.

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

10.13    Rights Agreement, dated as of February 16, 2000 between Wall Street
         Deli, Inc. and American Stock Transfer and Trust Company, As Rights
         Agent (incorporated by reference from the Company's Form 8-K filed on March 1, 2000).

10.14 Wall Street Deli, Inc. Incentive Award Plan, as amended, incorporated by reference from Exhibit 99(a) to the Company's Registration Statement on Form S-8, Registration no. 33-34150, as filed April 6, 2000.

21       Subsidiaries of the Registrant, filed herewith.                 page 57

27       Financial Data Schedule, submitted to the Securities and Exchange
         Commission in electronic format (for SEC use only)

Reports on Form 8-K

         During the quarter ended July 1, 2000, the Company filed no reports on Form 8-K.

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

                                                              October 2, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Jeffrey V. Kaufman                    President, Chief Executive               October 2, 2000
---------------------------------           Officer and Director
JEFFREY V. KAUFMAN


  /s/ Robert G. Barrow                      Vice Chairman and Director               October 2, 2000
---------------------------------
ROBERT G. BARROW


  /s/ Alan V. Kaufman                       Chairman of the Board                    October 2, 2000
---------------------------------
ALAN V. KAUFMAN


/s/ Thomas J. Sandeman                      Chief Financial Officer                  October 2, 2000
---------------------------------
THOMAS J. SANDEMAN


/s/ Aaron Beam, Jr.                         Director                                 October 2, 2000
---------------------------------
AARON BEAM, JR.


/s/ William M. Byrne                        Director                                 October 2, 2000
---------------------------------
WILLIAM M. BYRNE


/s/ Jake L. Netterville                     Director                                 October 2, 2000
---------------------------------
JAKE L. NETTERVILLE

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  ------------

                                    EXHIBITS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                       TO

                                    FORM 10-K

                             WALL STREET DELI, INC.

For the fiscal year ended July 1, 2000               Commission File No. 0-11271

                                TABLE OF CONTENTS
                                  FOR EXHIBITS

Exhibit
Number                         Description                                            Page
------                         -----------                                            ----

  4.6        Modification to Credit Agreement dated the March 3, 2000 between
             Wall Street Deli, Inc. and AmSouth Bank, filed herewith                   52

   21        Subsidiaries of the Registrant                                            57

   27        Financial Data Schedule, submitted to the Securities and
             Exchange Commission in electronic format (for SEC use only)