Form 10-Q
period 2000-09-30
WALL STREET DELI INC
filed 2000-11-14
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 2000
                                                          ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ________ to _______

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

                   ------------------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]         No   [ ]

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.


                 Class                                                 Outstanding at November 9, 2000
----------------------------------------------                         -------------------------------
         Common Stock, $.05 Par Value                                             2,908,477

                                     INDEX


                                                                                             Page No.
                                                                                             --------

PART I:  FINANCIAL INFORMATION

         ITEM 1:  Financial Statements..........................................................1

                  Consolidated Balance Sheets...................................................2

                  Consolidated Statements of Operations.........................................4

                  Consolidated Statements of Stockholders' Equity...............................5

                  Consolidated Statements of Cash Flows.........................................6

                  Notes to Consolidated Financial Statements....................................8

         ITEM 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................10


PART II: OTHER INFORMATION

         ITEM 6:  Exhibits and Reports on Form 8-K ............................................13

         SIGNATURES............................................................................14

                         PART I: FINANCIAL INFORMATION


ITEM I:  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at September 30, 2000 (unaudited) and July 1, 2000.

                  Consolidated Statements of Operations (unaudited) for the thirteen week periods ended
                  September 30, 2000 and October 2, 1999.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the thirteen week periods ended
                  September 30, 2000 and October 2, 1999.

                  Consolidated Statements of Cash Flows (unaudited) for the thirteen week periods ended
                  September 30, 2000 and October 2, 1999.

         Notes to Consolidated Financial Statements  (unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                       September 30,         July 1, 2000
                                                                    2000 (unaudited)
=============================================================       ================         =============
Assets
Current
     Cash and cash equivalents                                      $    646,369             $    761,380
     Accounts and notes receivable, net (Notes 3 & 6)                  1,368,475                1,341,829
     Inventories                                                         531,221                  549,009
     Deferred tax assets                                                 296,000                  296,000
     Prepaid rent                                                         79,969                   53,580
     Other                                                               110,066                  153,328
                                                                    ------------             ------------
Total current assets                                                   3,032,100                3,155,126
                                                                    ------------             ------------
Equipment and improvements
     Equipment and fixtures                                           15,797,025               15,774,120
     Leasehold improvements                                           12,463,575               12,462,075
                                                                    ------------             ------------
                                                                      28,260,600               28,236,195
Less accumulated depreciation and amortization                       (21,345,477)             (20,918,060)
                                                                    ------------             ------------
Net equipment and improvements                                         6,915,123                7,318,135
                                                                    ------------             ------------
Other
     Long-term portion of notes receivable (Notes 3 & 6)                 834,732                  891,769
     Deferred tax assets                                               2,580,000                2,580,000
                                                                    ------------             ------------
Total other assets                                                     3,414,732                3,471,769
                                                                    ------------             ------------
                                                                    $ 13,361,955             $ 13,945,030
                                                                    ============             ============


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                       September 30,         July 1, 2000
                                                                                2000
                                                                         (unaudited)
=============================================================       ================         =============
Liabilities and Stockholders' Equity
Current Liabilities
     Bank overdrafts                                                $  1,397,803             $  1,075,620
     Notes payable                                                     1,078,065                1,427,392
     Accounts payable                                                  1,491,483                1,405,267
     Accruals:
          Taxes other than income                                        562,897                  672,405
          Compensation                                                   428,586                  463,639
          Rent                                                           387,193                  487,019
          Workers' compensation                                         (127,015)                  29,962
          Other insurance                                                225,000                  225,000
          Miscellaneous                                                   56,483                  120,876
                                                                    ------------             ------------
Total current liabilities                                              5,500,495                5,907,180
                                                                    ------------             ------------
Commitments and contingencies
Stockholders' equity
     Common stock, $.05 par - shares authorized
          20,000,000; issued 3,426,802                                   171,341                  171,341
     Additional paid-in capital                                       10,805,322               10,805,322
     Retained earnings                                                  (868,112)                (691,722)
                                                                    ------------             ------------
                                                                      10,108,551               10,284,941
Treasury stock, at cost, 518,325 shares                               (2,247,091)              (2,247,091)
                                                                    ------------             ------------
Total stockholders' equity                                             7,861,460                8,037,850
                                                                    ------------             ------------
                                                                    $ 13,361,955             $ 13,945,030
                                                                    ============             ============


   See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      For the thirteen week periods ended
                                                                    ======================================
                                                                       September 30,            October 2,
                                                                                2000                  1999
=============================================================       ================         =============
Revenues
     Net sales                                                      $ 11,239,666             $ 12,838,407
     Franchise revenues                                                   68,311                   52,372
                                                                    ------------             ------------
Total revenues                                                        11,307,977               12,890,779
                                                                    ------------             ------------
Costs of restaurant operations
     Food and paper costs                                              3,730,826                4,528,676
     Labor                                                             2,734,187                2,978,412
     Store expenses                                                    3,220,516                3,528,459
     Restaurant depreciation                                             543,039                  631,040
     Franchise expenses                                                  161,363                   39,607
                                                                    ------------             ------------
Total cost of restaurant operations                                   10,389,931               11,706,194
                                                                    ------------             ------------
Restaurant operating income                                              918,046                1,184,585
                                                                    ------------             ------------
Administrative expenses
     Division level                                                      329,064                  433,798
     Catering sales                                                      123,468                  155,300
     Corporate                                                           598,713                  755,670
                                                                    ------------             ------------
Total general and administrative                                       1,051,245                1,344,768
                                                                    ------------             ------------
Other income (expense)
     Interest (expense)                                                  (43,686)                 (16,088)
     Gain (loss) from sale of assets                                         495                  (24,957)
                                                                    ------------             ------------
Total other income (expense)                                             (43,191)                 (41,045)
                                                                    ------------             ------------
Income (loss) before taxes                                              (176,390)                (201,228)
Taxes on income (Note 7)                                                      --                       --
                                                                    ------------             ------------
Net income (loss)                                                   $   (176,390)            $   (201,228)
                                                                    ------------             ------------
Basic and diluted income (loss) per share                           $      (0.06)            $      (0.07)
                                                                    ------------             ------------
Weighted average number of common shares
     outstanding (Note 5)                                              2,908,477                2,896,477
                                                                    ============             ============


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                              Common Stock                                                           Treasury Stock
                                --------------------------                                             ----------------------------
                                   Number                         Additional                             Number
                                       of                            Paid-in           Retained              of
                                   Shares          Amount            Capital           Earnings          Shares             Amount
                                ---------------------------------------------------------------------------------------------------
Balance, July 3, 1999           3,414,802        $170,740        $10,787,369        $ 1,189,940         518,325        $(2,247,091)
Net loss for the quarter               --              --                 --           (201,228)             --                 --
Treasury stock acquired                --              --                 --                 --              --                 --
                                ---------------------------------------------------------------------------------------------------

Balance, October 2, 1999        3,414,802        $170,740        $10,787,369        $   988,712         518,325        $(2,247,091)
                                ===================================================================================================

Balance, July 1, 2000           3,426,802        $171,341         10,805,322        $  (691,722)        518,325        $(2,247,091)
Net loss for the quarter               --              --                 --           (176,390)             --                 --
Treasury stock acquired                --              --                 --                 --              --                 --
                                ---------------------------------------------------------------------------------------------------

Balance, September 30, 2000     3,426,802        $171,341         10,805,322        $  (868,112)        518,325        $(2,247,091)
                                ===================================================================================================


   See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      For the thirteen week periods ended
                                                                    ======================================
                                                                       September 30,            October 2,
                                                                                2000                  1999
=============================================================       ================         =============
Operating activities
     Net loss                                                       $   (176,390)            $   (201,228)
     Adjustments to reconcile net loss
          to net cash provided by operating activities:
               Depreciation and amortization                             577,379                  656,634
               Loss (gain) on sale of property and equipment                (495)                  24,957
               Provision for loss on accounts and notes receivable            --                   42,000
               Changes in operating assets and liabilities:
                        Receivables - net (Note 3)                       (96,646)                (149,175)
                        Inventories                                       17,788                    4,300
                        Refundable income taxes                               --                   (2,212)
                        Prepaid expenses and other                        16,873                   (4,909)
                        Accounts payable and bank overdraft              408,399                 (353,334)
                        Accruals                                        (465,757)                 (49,095)
                                                                    ------------             ------------
Cash provided by operating activities                                    281,151                  (32,062)
                                                                    ------------             ------------
Investing activities
     Payments for purchase of equipment and
          improvements                                                  (173,872)                (105,611)
     Proceeds from sale of equipment and improvements                         --                    1,591
     Net decrease of notes receivable                                     57,037                   40,089
     Decrease in officer loans for split-dollar
          life insurance policies                                         70,000                       --
                                                                    ------------             ------------
Cash provided (used) by investing activities                             (46,835)                 (63,931)
                                                                    ============             ============


   See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      For the thirteen week periods ended
                                                                    ======================================
                                                                           September            October 2,
                                                                                 30,                  1999
                                                                                2000
=============================================================       ================         =============
Financing activities
     Net borrowings (payments) under line of credit                     (349,327)                   5,613
                                                                    ------------             ------------
Cash provided (used) by financing activities                            (349,327)                   5,613
                                                                    ------------             ------------
Net increase (decrease) in cash for the period (Note 9)                 (115,011)                 (90,380)
     Cash and cash equivalents, beginning of period                      761,380                1,305,652
                                                                    ------------             ------------
     Cash and cash equivalents, end of period                       $    646,369             $  1,215,272
                                                                    ------------             ------------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                                  $     43,686             $     20,199
          Income taxes                                              $         --             $         --


   See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations, changes in stockholders' equity and cash flows for the thirteen week periods ended September 30, 2000 and October 2, 1999.

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

2. The results of operations for the thirteen week periods ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts during the first quarter of fiscal 2000 have been reclassified to conform to the current year presentation.

3.       Accounts and notes receivable consists of:


                                                                   September 30,                  July 1,
                                                                            2000                     2000
                                                                   =============             ============
Accounts receivable                                                 $    603,794             $    559,097
Notes receivable                                                         459,650                  498,566
Assets of business transferred under contractual
     arrangement                                                         632,000                  656,000
Officer's loans for split-dollar life
     insurance policies                                                  758,804                  828,804
                                                                    ------------             ------------
                                                                       2,454,248                2,542,467
Less allowance for doubtful accounts                                    (251,041)                (308,869)
                                                                    ------------             ------------
                                                                       2,203,207                2,233,598
Less non-current portion of notes receivable                            (834,732)                (891,769)
                                                                    ------------             ------------
                                                                    $  1,368,475             $  1,341,829
                                                                    ============             ============

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. Earnings per share ("EPS") have been computed in accordance with the provisions of SFAS 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the respective periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that then shares in the earnings of the Company. The effect of shares issuable under the Company's stock option plan are excluded for the thirteen week periods ended September 30, 2000 and October 2, 1999 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the thirteen week periods ended September 30, 2000 and October 2, 1999, because the significant majority of common options outstanding were at prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:


                                                                                       For the Thirteen
                                                                                     Week Periods Ended
                                                                     ----------------------------------
                                                                     September 30,           October 2,
                                                                              2000                 1999
                                                                     -------------       --------------
 Weighted average number of common
         shares used for basic EPS                                       2,908,477          2,896,477
 Effect of dilutive stock options                                               --                 --
Weighted average number of common shares and
     dilutive potential common stock used in
     diluted EPS                                                         2,908,477          2,896,477

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

         The Company received approximately $40,500 in cash and a $800,000 non-interest bearing note, payable in monthly installments at $12,000 from June 1999 through November 2000, and at the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "Assets of business transferred under contractual arrangement" net of a valuation allowance of $129,378. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

7. The effective tax rates for the thirteen weeks ended September 30, 2000 and October 2, 1999 were -0- percent. Estimated amounts of tax benefits not considered more likely than not to be realized result in decreases from the effective tax rate of 40 percent for the thirteen week periods ended September 30, 2000 and October 2, 1999, respectively.

8. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company was required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company cancelled certain stock options and reissued them at a lower price on December 15, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options as fixed. As a result of adopting the Interpretation on July 1, 2000 the Company was required to apply variable accounting to these options at year-end and for each period going forward until they are exercised, forfeited or expire unexercised. There was no impact during the current quarter.

9. Effective as of November 1, 2000, the expiration date of the Credit Agreement has been extended to April 30, 2001. The line of credit is collateralized by inventory and certain receivables. Management expects that the expiration date will be extended from April 30, 2001 to October 31, 2001. However, should negotiations with the lender not proceed as expected, management believes there are a number of viable refinancing alternatives, though there can be assurance that such alternatives would be on terms as favorable as the present arrangements.

10. In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

11. SFAS 133, as amended by SFAS 137, is effective for financial statements for fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company's adoption of the new standard on July 2, 2000 did not affect its financial statements.

                                   ---------


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


                                       Thirteen week periods ended
                                    ==================================
                                    September 30,           October 2,
                                        2000                   1999
                                    =============           ==========
Net sales                              99.4%                   99.6%
Franchise revenues                      0.6                     0.4
                                      -----                   -----
Total revenues                        100.0                   100.0

Total cost of restaurant operations    91.9       90.8
                                      -----      -----
Restaurant operating income             8.1        9.2
General and administrative expenses     9.3       10.4
                                      -----      -----
     Operating income (loss)           (1.2)      (1.2)
Other income (expense)                 (0.4)      (0.3)
                                      -----      -----
     Income (loss) before taxes        (1.6)      (1.5)
                                      -----      -----
Taxes                                    --         --
                                      -----      -----
Net income (loss)                      (1.6)%     (1.5)%
                                      =====      =====

NET SALES

         Net sales for company-owned restaurants for the thirteen weeks ended September 30, 2000 declined 12.5% to $11,239,666 from $12,838,407 recorded during the comparable prior year period. Comparable sales per restaurant declined by 9.2% from the same period last year, reflecting the effects of operational issues in certain markets, lower catering sales, as well as continuing competitive pressures. In addition, the number of company-owned restaurants declined from 101 at the end of the first quarter of fiscal 2000 to 95 at the end of the first quarter of fiscal 2001. At the end of fiscal 2000 there were 97 restaurants. During the current quarter one restaurant was closed and a second restaurant was contracted for sale. Management expects to sell or franchise additional restaurants during the balance of the fiscal year; present expectations are that approximately three more restaurants will be sold, and three to five more will be franchised, by the end of the current fiscal year.

TOTAL COST OF RESTAURANT OPERATIONS

         The components of cost of restaurant operations for the thirteen week periods ended September 30, 2000 and October 2, 1999, respectively, are shown in the following table:


                                                               For the thirteen week periods ended
                                 =================================================================
                                           September 30, 2000                      October 2, 1999
                                 ============================         ============================
                                      Amount         % of Net              Amount         % of Net
                                                        Sales                                Sales
                                 ============================         ============================
Food and Paper                   $ 3,730,826             33.2%        $ 4,528,676             35.3%
Labor                              2,734,187             24.3           2,978,412             23.2
Store Expenses                     3,220,516             28.7           3,528,459             27.5
Restaurant Depreciation              543,039              4.8             631,040              4.9
                                 -----------         --------         -----------         --------
                                 $10,228,568             91.0%        $11,666,587             90.9%
                                 ===========         ========         ===========         ========

         Cost of restaurant operations declined 12.3% to $10,228,568 from $11,666,587 incurred during the comparable prior year quarter. Cost of food and paper as a percent of net sales declined from 35.3% to 33.2% due to improved buying practices. Labor as a percent of net sales increased to 24.3% from 23.2% during the prior year quarter primarily due to the relatively fixed nature of these expenses. Store expenses, which include mostly fixed expenses such as rent, taxes and insurance, declined by 8.7% but increased as a percent of sales to 28.7% compared to 27.5% during the comparable period. Depreciation and amortization declined 13.9% to $543,037 from $631,040 primarily due to impairment adjustments recorded in fiscal 2000 and the fact that six fewer restaurants were in operation at the end of the first quarter of fiscal 2001 compared to the same time in fiscal 2000. All of these factors resulted in an increase in the cost of restaurant operations as a percent of net sales to 91.0% for the first quarter of fiscal 2000 compared to 90.9% for the comparable prior year period.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist of overhead expenses associated with each of the Company's operating divisions, expenses associated with catering operations and corporate administration. Each of these expense categories declined compared to the prior year due to fewer restaurants and lower sales, as well as certain cost savings actions and certain nonrecurring income of $84,881. Total general and administrative expenses declined $293,523 or 21.8% compared to the comparable prior year period.

FRANCHISE OPERATIONS

         A brief summary of franchise operations for the first quarter of fiscal 2000 compared to the comparable prior year period follows:


                                       September 30,           October 2,
Description                                     2000                 1999
==================================     =============           ==========
Royalty income                          $  58,311                 $52,372
Initial franchise fees                     10,000                      --
                                        ---------                 -------
Total franchise revenues                   68,311                  52,372
Franchise expenses                        161,363                  39,607
                                        ---------                 -------
Franchise income (loss)                 $ (93,052)                $12,765
                                        =========                 =======

         During the first quarter of fiscal 2001 there were 18 franchised restaurants in operation compared to 17 at the end of the first quarter of fiscal 2000. Royalty income increased 11.3% to $58,311, compared to $52,372 recorded in the comparable prior year quarter.

         Franchise expenses increased to $161,363 in the first quarter of fiscal 2001 compared to $39,607 in the first quarter of fiscal 2000. This is primarily due to relocation expenses of $39,450 for the new Vice President of Business Development for his move from Phoenix to Birmingham, consulting fees of $33,106 for concept research, and increased travel of $15,615 to review certain markets that are under consideration for sale or franchising.

TAXES ON INCOME

         The effective tax rate for each of the thirteen weeks ended September 30, 2000 and October 2, 1999 was -0- percent.

GAIN (LOSS) FROM SALE OF ASSETS

         During the quarter, one restaurant and certain other fixed assets were sold resulting in a net gain of $495 for the quarter compared to a loss of $24,157 for the first quarter of fiscal 2000.

INTEREST (EXPENSE)

         Interest expense was $43,686 compared to $16,088 incurred during the comparable prior year quarter primarily due to significantly higher average daily balances on the line of credit and a higher interest rate. At the end of the first quarter of fiscal 2001 there was a $1,078,605 balance on the line compared to $1,427,392 at year-end and to $398,004 at the end of the first quarter of fiscal 1999. See Note 9 for additional details.

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

         At the end of the first quarter liquidity was improved compared to year-end results but decreased compared to the comparative prior year quarter. The current ratio was .55 to 1.00 compared to .53 to 1.00 at the end of fiscal 2000 and .68 to 1.00 at the end of the first quarter of fiscal 1999.

         The Company's principal capital requirements are for the remodeling of Company stores and to a lesser degree, for new restaurants. Capital expenditures for these purposes were $173,872 compared to $105,611 expended during the comparable prior year quarter.

         The Company has historically met its capital need from short-term bank borrowings and internally generated funds. Cash provided by operations for the first quarter of fiscal 2001 was $281,151 compared to $32,062 used by operations for the comparable prior year quarter.

                                   ---------

                           PART II: OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule, submitted to the
                               Securities and Exchange Commission in electronic format

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                          WALL STREET DELI, INC.




November 13, 2000                       /s/ Jeffrey V. Kaufman
                                        ---------------------------------------
                                        JEFFREY V. KAUFMAN
                                        President and Chief Executive Officer


November 13, 2000                       /s/ Thomas J. Sandeman
                                        ---------------------------------------
                                        THOMAS J. SANDEMAN
                                        Chief Financial Officer