Form 10-Q
period 2000-12-30
WALL STREET DELI INC
filed 2001-02-13
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934

                For the quarterly period ended December 30, 2000

                                       or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
              For the transition period from _________ to _________

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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                           Outstanding at  February 10, 2001
----------------------------              ---------------------------------
Common Stock, $.05 Par Value                            2,908,477

                                      INDEX


                                                                        Page No.

PART I:  FINANCIAL INFORMATION

         ITEM 1:  Financial Statements (unaudited).............................1

                          Consolidated Balance Sheets..........................2

                          Consolidated Statements of Operations................4

                          Consolidated Statements of Stockholders' Equity......5

                          Consolidated Statements of Cash Flows................6

                          Notes to Consolidated Financial Statements...........7

         ITEM 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................12


PART II: OTHER INFORMATION

         ITEM 4:  Submission of Matters to a Vote of Security Holders.........18

         ITEM 6:  Exhibits and Reports on Form 8-K ...........................19

         SIGNATURES...........................................................20

                                  INTRODUCTION

         As indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 13 of the financial statements, the Company has experienced net losses aggregating in excess of $10 million from 1996 through 2000 and is experiencing liquidity issues.

         As described in Note 1 to the financial statements, the Company is actively pursuing alternatives to improve liquidity including the sale of major assets and other strategic alternatives. However, if these initiatives are not successful, it may indicate that at some time in the future the Company may be unable to continue as a going concern.


                          PART I: FINANCIAL INFORMATION

ITEM I:        FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at December 30, 2000 (unaudited) and July 1, 2000.

                  Consolidated Statements of Operations (unaudited) for the thirteen week and twenty-six week periods ended December 30, 2000 and January 1, 2000.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the thirteen week and twenty-six week periods ended December 30, 2000 and January 1, 2000.

                  Consolidated Statements of Cash Flows (unaudited) for the twenty-six week periods ended December 30, 2000 and January 1, 2000.

                  Notes to Consolidated Financial Statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             December 30, 2000         July 1, 2000
                                                                   (unaudited)
--------------------------------------------------------   -------------------    -----------------
Assets
Current
     Cash and cash equivalents                                  $    630,161         $    761,380
     Accounts and notes receivable, net (Notes 3 & 6)              1,237,078            1,341,829
     Inventories                                                     516,442              549,009
     Deferred tax assets                                             296,000              296,000
     Prepaid rent                                                    107,391               53,580
     Assets held for sale ( Note 11)                                 726,015                   --
     Other                                                           162,067              153,328
                                                                ------------         ------------
Total current assets                                               3,675,154            3,155,126
                                                                ------------         ------------
Equipment and improvements
     Equipment and fixtures                                       11,141,482           15,774,120
     Leasehold improvements                                        8,746,621           12,462,075
                                                                ------------         ------------
                                                                  19,888,103           28,236,195
Less accumulated depreciation and amortization                   (14,535,532)         (20,918,060)
                                                                ------------         ------------
Net equipment and improvements                                     5,352,571            7,318,135
                                                                ------------         ------------
Other
     Long-term portion of notes receivable (Notes 3 & 6)             794,065              891,769
     Deferred tax assets                                           2,580,000            2,580,000
                                                                ------------         ------------
Total other assets                                                 3,374,065            3,471,769
                                                                ------------         ------------
                                                                $ 12,401,790         $ 13,945,030
                                                                ------------         ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  December 30, 2000         July 1, 2000
                                                        (unaudited)
-----------------------------------------------        ------------         ------------
Liabilities and Stockholders' Equity
Current Liabilities
     Bank overdrafts                                   $  2,261,999         $  1,075,620
     Notes payable                                        1,586,451            1,427,392
     Accounts payable                                     1,150,162            1,405,267
     Accruals:
          Taxes other than income                           545,447              672,405
          Compensation                                      492,307              463,639
          Rent                                              382,022              487,019
          Workers' compensation                            (162,927)              29,962
          Other insurance                                   225,000              225,000
          Miscellaneous                                     186,131              120,876
                                                       ------------         ------------
Total current liabilities                                 6,666,592            5,907,180
                                                       ------------         ------------
Commitments and contingencies (Note 13)
Stockholders' equity
     Common stock, $.05 par - shares authorized
          20,000,000;  issued 3,426,802                     171,341              171,341
     Additional paid-in capital                          10,805,322           10,805,322
     Accumulated deficit                                 (2,994,374)            (691,722)
                                                       ------------         ------------
                                                          7,982,289           10,284,941
Treasury stock, at cost, 518,325 shares                  (2,247,091)          (2,247,091)
                                                       ------------         ------------
Total stockholders' equity                                5,735,198            8,037,850
                                                       ------------         ------------
                                                       $ 12,401,790         $ 13,945,030
                                                       ------------         ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For the thirteen week               For the twenty-six week
                                                   periods ended                        periods ended
                                         ---------------------------------    --------------------------------
                                          December 30,        January 1,        December 30,      January 1,
                                              2000               2000               2000              2000
-------------------------------------    ---------------    --------------    ----------------  --------------
Revenues
     Net sales                            $ 10,438,151       $ 12,187,934       $ 21,677,817       $ 25,026,341
     Franchise revenues                         60,877            115,529            129,188            167,901
                                          ------------       ------------       ------------       ------------
Total revenues                              10,499,028         12,303,463         21,807,005         25,194,242
                                          ------------       ------------       ------------       ------------
Costs of restaurant operations
     Food and paper costs                    3,691,593          4,259,030          7,422,419          8,787,706
     Labor                                   2,924,928          3,339,157          5,659,115          6,317,569
     Store expenses                          3,325,468          3,377,688          6,545,984          6,906,147
     Restaurant depreciation                   531,651            620,299          1,074,690          1,251,339
     Franchise expenses                         79,903             38,361            241,266             77,968
                                          ------------       ------------       ------------       ------------
Total cost of restaurant operations         10,553,543         11,634,535         20,943,474         23,340,729
                                          ------------       ------------       ------------       ------------
Restaurant operating income (loss)             (54,515)           668,928            863,531          1,853,513
                                          ------------       ------------       ------------       ------------
Administrative expenses
     Division level                            453,247            407,665            782,311            841,463
     Catering sales                            124,126            179,026            247,594            334,326
     Corporate                               1,230,796            507,362          1,829,509          1,263,032
                                          ------------       ------------       ------------       ------------
Total general and administrative             1,808,169          1,094,053          2,859,414          2,438,821
Impairment of long-lived assets                299,039                 --            299,039                 --
                                          ------------       ------------       ------------       ------------
Operating loss                              (2,161,723)          (425,125)        (2,294,922)          (585,308)
Other income (expense)
     Interest expense                          (34,375)           (19,620)           (78,061)           (35,709)
     Gain (loss) from sale of assets            69,836             (5,356)            70,331            (30,312)
                                          ------------       ------------       ------------       ------------
Total other income (expense)                    35,461            (24,976)            (7,730)           (66,021)
                                          ------------       ------------       ------------       ------------
Loss before taxes                           (2,126,262)          (450,101)        (2,302,652)          (651,329)
Taxes on income (Note 7)                            --                 --                 --                 --
                                          ------------       ------------       ------------       ------------
Net loss                                  $ (2,126,262)      $   (450,101)      $ (2,302,652)      $   (651,329)
                                          ============       ============       ============       ============
Basic and diluted loss per share          $       (.73)      $       (.16)      $       (.79)      $       (.22)
                                          ============       ============       ============       ============
Weighted average number of common
     shares outstanding (Note 5)             2,908,477          2,896,477          2,908,477          2,896,477
                                          ------------       ------------       ------------       ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      Common Stock                                                 Treasury Stock
                                -------------------------                                  -----------------------------
                                      Number                   Additional                         Number
                                          of                      Paid-in      Accumulated            of
                                      Shares       Amount         Capital          Deficit        Shares          Amount
                                ----------------------------------------------------------------------------------------
Balance, July 3, 1999              3,414,802  $   170,740    $ 10,787,369    $   1,189,940       518,325   $ (2,247,091)
Net loss for the quarter                  --           --              --        (201,228)            --              --
                                ----------------------------------------------------------------------------------------

Balance, October 2, 1999                      $   170,740    $ 10,787,369   $      988,712       518,325   $ (2,247,091)
Net loss for the quarter           3,414,802           --              --        (450,101)            --              --
                                           --
                                ----------------------------------------------------------------------------------------

Balance, January 1, 2000           3,414,802  $   170,740   $  10,787,369   $      538,611       518,325   $ (2,247,091)
                                ========================================================================================

Balance, July 1, 2000              3,426,802  $   171,341   $  10,805,322  $     (691,722)       518,325   $ (2,247,091)
Net loss for the quarter                  --           --              --        (176,390)            --              --
                                ----------------------------------------------------------------------------------------

Balance, September 30, 2000        3,426,802  $   171,341   $  10,805,322  $     (868,112)       518,325   $ (2,247,091)
Net loss for the quarter                  --           --              --      (2,126,262)            --              --
                                ----------------------------------------------------------------------------------------

Balance, December 30, 2000         3,426,802  $   171,341   $  10,805,322   $  (2,994,374)       518,325   $ (2,247,091)
                                ========================================================================================


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the twenty-six week
                                                                                    periods ended
                                                                       ------------------------------------
                                                                           December 30,       January 1,
                                                                              2000               2000
------------------------------------------------------------------     ----------------     ---------------
Operating activities
     Net loss                                                         $     (2,302,652)    $      (651,329)
     Adjustments to reconcile net loss
          to net cash used in operating activities:
               Depreciation and amortization                                  1,143,657           1,302,315
               Loss (gain) on sale of property and equipment                   (70,331)              30,312
               Impairment for long-lived assets                                 299,039                  --
               Changes in operating assets and liabilities:
                        Receivables - net (Note 3)                               34,751           (424,405)
                        Inventories                                              32,567              40,227
                        Prepaid expenses and other                             (62,550)             271,789
                        Accounts payable and bank overdraft                    931,274            (920,935)
                        Accruals                                              (330,921)            (82,776)
                                                                       ----------------     ---------------
Cash used in operating activities                                             (325,166)           (434,802)
                                                                       ----------------     ---------------
Investing activities
     Payments for purchase of equipment and improvements                      (219,629)            (42,107)
     Proceeds from sale of equipment and improvements                            86,813               1,591
     Net decrease in long-term portion of notes receivable                       97,704             102,404
     Increase (decrease) in officer loans for split-dollar
          life insurance policies                                                70,000            (70,000)
                                                                       ----------------     ---------------
Cash provided by (used in) investing activities                                  34,888             (8,112)
                                                                       ----------------     ---------------
Financing activities
     Net borrowings under line of credit                                      (159,059)             352,204
                                                                       ----------------     ---------------
Cash provided by (used in) financing activities                               (159,059)             352,204
                                                                       ----------------     ---------------
Net decrease in cash for the period                                            (131,219)            (90,710)
     Cash and cash equivalents, beginning of period                             761,380           1,305,652
                                                                       ----------------     ---------------
     Cash and cash equivalents, end of period                         $         630,161    $      1,214,942
                                                                       ----------------     ---------------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                                    $          78,061    $         34,375
          Income taxes                                                $              --    $             --


See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1996 through 2000, the Company has experienced net losses aggregating approximately $10.4 million, which includes restructuring charges and asset impairment losses of $8.7 million. In the first two fiscal quarters of 2001, there has been a net loss of $2.3 million. As a result, at December 30, 2000 current liabilities exceeded current assets by $3.7 million, excluding $0.7 million of assets held for resale. These factors, among others, may indicate that at some point in the future, the Company will be unable to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern depends upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. The Company is continuing its efforts to obtain additional funds so that it can meet its obligations and sustain operations, including the sale of or franchising of twenty restaurants. There can be no assurance that additional financing will be available or available on satisfactory terms.

         In light of the factors discussed above, the Company is actively considering all of its strategic alternatives, including additional closings of nonprofitable units, sales of certain of the Company's assets and/or a potential restructuring, or recapitalization of the Company.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 30, 2000, and the results of operations, changes in stockholders' equity and cash flows for the thirteen week periods and twenty-six week periods ended December 30, 2000 and January 1, 2000.

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

2. The results of operations for the twenty-six week periods ended December 30, 2000 and January 1, 2000 are not necessarily indicative of the results to be expected for the full year. Certain amounts during the first two quarters of fiscal 2000 have been reclassified to conform to the current year presentation.

3.       Accounts and notes receivable consists of:


                                                   December 30,          July 1,
                                                           2000             2000
                                                ---------------   --------------
Accounts receivable                           $         447,663  $       559,097
Notes receivable                                        437,983          498,566
Assets of business transferred under
    contractual arrangement                             620,000          656,000
Other receivables                                       758,803          828,804
                                                ---------------   --------------
                                                      2,264,449        2,542,467
Less allowance for doubtful accounts                  (233,306)        (308,869)
                                                ---------------   --------------
                                                      2,031,143        2,233,598
Less non-current portion of notes receivable          (794,065)        (891,769)
                                                ---------------   --------------
                                              $       1,237,078  $     1,341,829
                                                ---------------   --------------

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

         The effect of shares issuable under the Company's stock option plan are excluded for the thirteen week periods and twenty-six week periods ended December 30, 2000 and January 1, 2000 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the thirteen week period and twenty-six week period ended December 30, 2000 because all the common options outstanding were at prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:


                                                                            For the Thirteen
                                                                          Week Periods Ended
                                                                --------------------------------------
                                                                  December 30,        January 1,
                                                                      2000               2000
                                                                ---------------     ------------------
 Weighted average number of common
         shares used for basic EPS                                    2,908,477              2,896,477
 Effect of dilutive stock options                                            --                     --
                                                                ---------------     ------------------
 Weighted average number of common shares and
   dilutive potential common stock used in diluted EPS                2,908,477              2,896,477
                                                                ===============     ==================


                                                                          For the Twenty-Six
                                                                          Week Periods Ended
                                                                --------------------------------------
                                                                  December 30,         January 1,
                                                                     2000                 2000
                                                                ---------------     ------------------
 Weighted average number of common
         shares used for basic EPS                                    2,908,477              2,896,477
 Effect of dilutive stock options                                            --                     --
                                                                ---------------     ------------------
 Weighted average number of common shares and
   dilutive potential common stock used in diluted EPS                2,908,477              2,896,477
                                                                ===============     ==================

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

         The Company received approximately $41,000 in cash and a $800,000 non-interest bearing note, payable in monthly installments at $12,000 from June 1999 through November 2000, and at the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "Assets of business transferred under contractual arrangement" net of a valuation allowance of approximately $129,000. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

7. The effective tax rate for the thirteen weeks and twenty-six weeks ended January 1, 2000 was -0- percent.

         The Company's net deferred tax asset remained at $2.9 million at December 30, 2000 as a valuation allowance was provided against the taxable loss for the current twenty-six week period and consisted of $0.2 million of current deferred tax assets and $2.7 million of noncurrent deferred tax assets. At July 1, 2000 the Company was in a net deferred tax asset position of $2.9 million of concurrent deferred tax assets. As reported in the Company's 2000 Form 10-K, the deferred tax assets include principally the anticipated benefit of net operating loss carryforwards ("NOLs") and basis differences in equipment and improvements. Realization of those assets is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income.

8. At July 1, 2000, the Company was not in compliance with the debt service coverage ratio and tangible net worth ratio covenants under its existing short-term bank line of credit (the "Credit Agreement") and accordingly, had requested and was granted waivers and amendments to such covenants from its lender for periods up to and including October 31, 2000. Effective as of November 1, 2000, the expiration date of the Credit Agreement was extended to April 30, 2001. On January 5, 2001, an additional amendment was agreed to increasing the line of credit from $1,750,000 to $2,350,000 through January 31, 2001 and advancing the expiration date to January 31, 2001 in anticipation of the sale of certain assets. See Note 11 for details of the potential transaction. To effectuate the increase in the line, the Company secured the line with virtually all of the remaining assets of the Company with a provision requiring repayment with the proceeds from the anticipated sale of eight restaurants. On February 7, 2001, a further modification to the Credit Agreement was executed which extended the payment deadline for the additional amount borrowed in January to February 28, 2001. Assuming the Company makes a principal reduction payment in the amount of $600,000 by February 28, the payment deadline on the remaining principal balance will be extended to April 30, 2001. Failure to reduce the outstanding principal balance to $1,750,000 by February 28, 2001 will constitute an event of default under the Credit Agreement.

9. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company was required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company cancelled certain stock options and reissued them at a lower price on December 15, 1999 and in accordance with generally accepted accounting principles accounted for the repriced stock options as fixed. As a result of adopting the Interpretation on July 1, 2000, the Company was required to apply variable accounting to these options at year-end and for each period going forward until they are exercised, forfeited or expire unexercised. There was no impact during the current quarter.

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

         In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." The adoption of Statement 138 did not have a material impact on the results of operations, financial position and liquidity of the Company. SFAS 138 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and is effective for fiscal years beginning after December 15, 2000. Management believes that adopting SFAS 140 will not have a material impact on the financial position or results of operations.

11. In December 2000, the Company entered into negotiations for an asset sale for eight restaurants for $1,000,000 for all inventory, equipment and leasehold improvements. The net book value of the equipment and leasehold improvements was approximately $533,000 on December 30, 2000. The estimated after tax gain on sale of these assets of approximately $280,000, should the sale occur, will be recorded during the third quarter with an estimated closing date of February 23, 2001. The transaction is subject to the consent by the respective lessors to the assignment or sublease of the premises to the purchaser, and certain other conditions. While management believes the transaction will close as expected, there are no guarantees if or when such transaction might take place. See Notes 1 and 8 above. In addition, assets with a net book value of approximately $193,000 are the subject of negotiations to sell or franchise an additional twelve locations.

12. On January 24, 2001, the Company's stock began trading on the OTC Bulletin Board. This occurred because the Company's minimum bid price was below $1.00 over the previous thirty days. Because the bid price was below $1.00 per share, the Company was unable to meet the criteria for continued listing on NASDAQ.

13. The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

14. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result, the financial statements do not include any adjustments relating to the recoverability of assets or classifications of liabilities should the Company be unable to continue as a going concern. See Note 1.


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

        Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things, the Company's operating performance, anticipated financing arrangements and sales of assets, trends in the food service industry and other trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from those anticipated or projected, including, among others, the availability of financing, the ability to consummate additional asset sales and other possible transactions, recent changes in management, weather conditions and seasonal effects, franchising programs and other new products and programs, competition for customers, labor force and store sites and the effects of changes in the economy such as inflation and unemployment rates. In addition, the Company has recently incurred losses and expect to continue to incur losses for at least the last two quarters of fiscal 2001. Furthermore, if the Company does not become profitable when anticipated, it may be unable to realize some or all of the tax benefits of net operating loss carryforwards and future tax depreciation deductions on equipment and improvements.

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


                                       Thirteen week period ended            Twenty-Six week period ended
                                  -------------------------------------- -------------------------------------
                                    December 30,          January 1,        December 30,         January 1,
                                        2000                 2000               2000                2000
                                  -----------------  ------------------- ------------------  -----------------
Net sales                                99.4%              99.1%               99.4%               99.3%
Franchise revenues                        0.6                0.9                 0.6                 0.7
                                  -----------------  ------------------- ------------------  -----------------
Total revenues                          100.0              100.0               100.0               100.0
Cost of restaurant operations           100.5               94.6                96.0                92.6
                                  -----------------  ------------------- ------------------  -----------------
Restaurant operating income              (0.5)               5.4                 4.0                 7.4
General and administrative               17.2                8.9                13.1                 9.7
Impairment of long-lived
     assets                               2.8               --                   1.4                --
                                  -----------------  ------------------- ------------------  -----------------
     Operating loss                     (20.5)              (3.5)              (10.5)               (2.3)
Other income (expense)                    0.3               (0.2)               --                  (0.3)
                                  -----------------  ------------------- ------------------  -----------------
     Income loss before taxes           (20.2)              (3.7)              (10.5)               (2.6)
                                  -----------------  ------------------- ------------------  -----------------
Taxes                                    --                 --                  --                  --
                                  -----------------  ------------------- ------------------  -----------------
Net loss                                (20.2)%             (3.7)%             (10.5)%              (2.6)%
                                  =================  =================== ==================  =================

NET SALES

        Net sales for company-owned restaurants for the thirteen weeks ended December 30, 2000 declined 14.4% to approximately $10,438,000 from approximately $12,188,000 recorded during the comparable prior year period. Comparable sales per restaurant declined by 11.0% due to increased competition, lower catering sales and lower than normal holiday sales from Thanksgiving through Christmas. In addition, the number of company-owned restaurants declined from 99 at the end of the second quarter of fiscal 2000 to 93 at the end of the second quarter of fiscal 2001. During the quarter, one company-operated restaurant was subleased and a second restaurant closed.

        Net sales for company-owned restaurants for the twenty-six weeks ended December 30, 2000 declined by 13.4% to approximately $21,678,000 from approximately $25,026,000 recorded during the comparable prior year period. The decline reflects the same reasons as noted above.

COST OF RESTAURANT OPERATIONS

        The components of cost of restaurant operations for the thirteen week periods ended December 30, 2000 and January 1, 2000, respectively, as a percent of net sales are shown in the following table:


                                                             For the thirteen week periods ended
                                       ----------------------------------------------------------------------------
                                                December 30, 2000                          January 1, 2000
                                       -----------------------------------      -----------------------------------
                                                               % of                                    % of
Description                                  Amount          Net Sales                Amount         Net Sales
---------------------------------      ----------------- -----------------      -----------------------------------
Food and Paper                    $            3,691,593        35.4%         $         4,259,030       34.9%
Labor                                          2,924,928        28.0                    3,339,157       27.4
Store Expenses                                 3,325,468        31.8                    3,377,688       27.7
Restaurant Depreciation                          531,651         5.1                      620,299        5.1
                                       ----------------- -----------------      -----------------------------------
                                  $           10,473,640       100.3%         $        11,596,174       95.1%
                                       ----------------- -----------------      -----------------------------------

         Cost of restaurant operations declined 9.7% to approximately $10,474,000 from approximately $11,596,000 incurred during the comparable prior year quarter. Cost of food and paper as a percent of net sales increased slightly to 35.4%, from 34.9% during the comparable prior year quarter. Labor increased as a percent of net sales to 28.0% from 27.4% during the prior year quarter primarily due to increased staffing to enhance customer service at the restaurants. Store expenses, which include mostly fixed expenses such as rent, taxes and insurance, declined by 1.5% but increased as a percent of sales to 31.8% compared to 27.7% during the comparable period. Depreciation and amortization declined 14.3% to approximately $532,000 from $620,000 primarily due to impairment adjustments recorded in fiscal 2000 and six fewer company-owned restaurants that were in operation at the end of the second quarter of fiscal 2001 compared to the same time in fiscal 2000. All of these factors resulted in an increase in the cost of restaurant operations as a percent of net sales to 100.3% for the second quarter of fiscal 2001 compared to 95.1% for the comparable prior year period.

        The components of cost of restaurant operations for the twenty-six week periods ended December 30, 2000 and January 1, 2000, respectively, as a percent of net sales are shown in the following table.


                                                           For the twenty-six week periods ended
                                     ------------------------------------------------------------------------------
                                                December 30, 2000                          January 1, 2000
                                     -------------------------------------     ------------------------------------
Description                                   Amount      % of Net Sales             Amount        % of Net Sales
---------------------------------    ------------------ ------------------     ------------------------------------
Food and Paper                    $           7,422,419        34.2%         $         8,787,706       35.1%
Labor                                         5,659,115        26.1                    6,317,569       25.2
Store Expenses                                6,545,984        30.2                    6,906,147       27.6
Restaurant Depreciation                       1,074,690         5.0                    1,251,339        5.0
                                     ------------------ ------------------     ------------------------------------
                                  $          20,702,208        95.5%         $        23,262,761       92.9%
                                     ------------------ ------------------     ------------------------------------

        Food and paper costs as a percent of sales declined 0.9% to 34.2% during the first twenty-six weeks of fiscal 2001 compared to the comparable prior year period. This decline was offset by a 0.9% increase in labor as a percent of restaurant sales. Comparable sales per restaurant declined by 9.2% in the first quarter and 11.0% in the second quarter. Due to the semi-fixed nature of store expenses versus the variable reduction in sales per restaurant, store expenses increased to 30.2% of sales compared to 27.5% recorded in the comparable prior year period. Restaurant depreciation declined as a percent of restaurant sales due to fewer restaurants and impairment adjustments recorded in fiscal 2000.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist of overhead expenses associated with each of the Company's operating divisions, expenses associated with catering operations and corporate administration. In addition, one time expenses, miscellaneous charges, income or accrual adjustments other than interest expense and gains or (loss) from sale of assets are netted in corporate administration in both the current and prior year. Division level administrative expenses increased 10% from approximately $408,000 to approximately $453,000 for the quarter ended December 30, 2000 due to higher levels of restaurant supervision, while catering expenses declined from approximately $179,000 to approximately $124,000 reflecting the consolidation of the Chicago catering operation into our Washington D.C. call center. Corporate expenses increased from approximately $507,000 to approximately $1,231,000 during the current quarter. During the second quarter of fiscal 2001 an additional litigation reserve was established for $105,000, about $86,000 of severance related costs were recorded for the termination of the former chief operating officer and approximately $71,000 of advertising and promotional expenses were incurred.
In addition, a $28,000 reserve was established to reflect a buyout of a lease obligation for a restaurant that will close during the third quarter.
During the second quarter of fiscal 2000, there were several nonrecurring favorable accrual adjustments including approximately $121,000 of insurance adjustments, a reduction in bad debt expense of approximately $179,000, and a reduction in the rent provision account for subleased stores of approximately $104,000.

        For the twenty-six weeks ended December 30, 2000 total general and administrative expenses increased 17.2% from approximately $2,439,000 in the comparable quarter to approximately $2,859,000. Management expects that division level general and administrative will continue to be above the prior year for the third quarter while catering general and administrative will be below levels of the prior year. Management projects that corporate administrative expenses will continue to be above the prior year during the third quarter.

FRANCHISE OPERATIONS

        A brief summary of franchise operations for the first quarter and first half of fiscal 2000 compared to the comparable prior year period follows:


                                                    For the thirteen weeks ended
                                                -----------------------------------
                                                  December 30,        January 1,
Description                                           2000               2000
-----------------------------------------       ----------------    ---------------
Royalty income                                $           60,877  $          65,529
Initial franchise fees                                        --             50,000
                                                ----------------    ---------------
Total franchise revenues                                  60,877            115,529
Franchise expenses                                        79,903             38,361
                                                ----------------    ---------------
Franchise income (loss)                       $          (19,026) $          77,168
                                                ================    ===============


                                                   For the twenty-six weeks ended
                                                ------------------------------------
                                                  December 30,          January 1,
Description                                           2000                2000
-----------------------------------------       ----------------    ----------------
Royalty income                                $          119,188  $          117,901
Initial franchise fees                                    10,000              50,000
                                                ----------------    ----------------
Total franchise revenues                                 129,188             167,901
Franchise expenses                                       241,266              77,968
                                                ----------------    ----------------
Franchise income (loss)                       $         (112,078) $           89,933
                                                ================    ================

        At the end of the second quarter of fiscal 2001 there were 18 franchised restaurants in operation compared to 19 at the end of the second quarter of fiscal 2000. As a result of fewer restaurants and lower sales, royalty income declined 7.1% to approximately $61,000, compared to $65,529 recorded in the comparable prior year quarter. Initial franchise fees declined to zero because there were no openings during the current quarter. During the comparable prior year quarter two restaurants opened resulting in $50,000 of fees. Franchise expenses were higher during the first two quarters of fiscal 2001 primarily due to a higher level of franchise administration costs. At the end of fiscal 2000, management added Mr. Paul Hazlinger as Vice President Development to head up the Company's franchise program and to assist in the disposal of assets.

TAXES ON INCOME

        The effective tax rate for both the thirteen weeks and twenty-six weeks ended December 30, 2000 and January 1, 2000 was -0- percent.

        The Company did not recognize an income tax benefit from losses incurred in both the thirteen weeks and twenty-six weeks ended December 20, 2000 and January 1, 2000.

        Based on current tax law, the Company will need to generate approximately $7.2 million of future taxable income prior to the expiration of the Company's NOLs for full realization of the $2.9 million net deferred tax asset at July 1, 2000. At July 1, 2000, the Company has NOLs of $1.8 million for tax purposes, expiring at various dates from 2005 to 2020.

        Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to July 1, 2000 and prior to the expiration of the Company's NOLs to realize the $2.9 million net deferred tax asset at July 1, 2000. The Company's net deferred tax asset did not increase at December 30, 2000 as a result of a taxable loss for the current twenty-six week period. A valuation allowance was provided against the $0.8 million NOL generated in the period. In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings. On this basis, it is management's belief that a valuation allowance of $3.8 million at December 30, 2000 is adequate, and that it is more likely than not that the net deferred tax assets of $2.9 million will be realized.

        If the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance may be required through a charge to income. Management will review these reserves quarterly.

IMPAIRMENT OF LONG-LIVED ASSETS

        Impairment charges on long-lived assets were approximately $299,000 during the second quarter and first half ended December 30, 2001 compared to zero during the comparable prior year period.

INTEREST INCOME (EXPENSE), NET

        Interest expense was approximately $34,000 compared to approximately $20,000 incurred during the comparable prior year quarter primarily due to significantly higher average daily balances on the line of credit and a higher interest rate. At the end of the second quarter of fiscal 2001 there was approximately $1,586,000 balance on the line compared to approximately $1,428,000, at the end of fiscal 2001 and approximately $750,200 at the end of the comparable prior year quarter. See Note 8 of the Notes to Consolidated Financial Statements for additional details and information concerning developments subsequent to the end of the second fiscal quarter.

IMPACT OF INFLATION

        In most cases, management has been able to pass on the impact of wage and food inflation through modest price increases, but there is no assurance that it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

          The Company is presently dependent on its short-term bank borrowings and sales of certain assets to fund negative cash flows. Historically, the Company has generated most of its cash from operations, and to a lesser extent from bank borrowings on the Company's short-term line of credit. Cash flow from operations, equity financings and bank borrowings have historically funded expansion. The Company currently has no long-term debt. Management expects to generate additional cash from the proceeds from the sale of certain restaurants as described in Notes 1 and 11 to the Consolidated Financial Statements.

        At the end of the second quarter liquidity improved versus year-end but worsened compared to the end of the second quarter of fiscal 2001. The current ratio was .55 to 1.00, compared to .53 to 1.00 at the end of fiscal 2000 and .66 to 1.00 at the end of the second quarter of fiscal 2000.

        The Company's principal capital requirements are for the remodeling of Company stores. Capital expenditures for these purposes during the first half of fiscal 2001 were approximately $220,000 compared to approximately $42,000 expended during the comparable half of the prior year. The increase in expenditures relates to the development of a new prototype design and test in Denver.

        Cash generated from operations for the first half of fiscal 2001 was approximately negative $325,000 compared to approximately negative $435,000 recorded for the comparable period in the prior year. During the prior year the Company paid prior year accrued workers compensation claims of approximately $600,000 during the first quarter. The balance on the line of credit of approximately $1,587,000 at December 30, 2000 was seasonally up versus the previous quarter, and substantially up from the balance at the end of the second quarter of fiscal 2000 of approximately $750,000. See Note 8 to the Consolidated Financial Statements in this report for additional details about the line of credit and Note 11 concerning the pending sale of eight restaurants for $1,000,000.

                           PART II: OTHER INFORMATION

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Registrant's regular Annual Meeting of Shareholders was held on November 17, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act.

        (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.

        (c) At the Annual Meeting the matters considered and voted upon and the number of votes cast are as follows:

               (i)  Election of directors:

                                               Votes             Votes
                          Name                  For            Withheld*
               ---------------------------- ------------- ----------------------
               Alan V. Kaufman                2,703,925           37,007
               Robert G. Barrow               2,703,925           37,007
               Jeffrey V. Kaufman             2,703,925           37,007
               Aaron Beam, Jr.                2,703,925           37,007
               William M. Byrne               2,703,925           37,007
               Jake L. Netterville            2,703,925           37,007

               (ii)    Approval of the Non-Employee Directors Stock Purchase
                       Plan:

                                      Votes For      Votes Against*
                                      1,138,374      150,927

               (iii)   Approval of the Stock Option Plan for Non-Employee
                       Directors:

                                      Votes For      Votes Against*
                                      1,067,719      221,582

               (iv)    Ratification of independent auditors:

                                      Votes For      Votes Against*
                                      2,727,928      13,004

* Includes votes withheld and broker non-votes

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 4.7 Modification to Credit Agreement dated November 10, 2000, between Wall Street Deli, Inc., and
                              AmSouth Bank.                              page 21

               Exhibit 4.8 Modification to Credit Agreement dated January 5, 2001, between Wall Street Deli, Inc., and
                              AmSouth Bank                               page 26

               Exhibit 4.9    Modification to Credit Agreement dated
                              February 7, 2001, between Wall Street Deli, Inc.,
                              and AmSouth Bank                           page 30

               Exhibit 10.15  Wall Street Deli, Inc. Non-Employee Directors
                              Stock Purchase Plan                        page 34

               Exhibit 10.16  Wall Street Deli, Inc. 2000 Stock Option Plan for
                              Non-employee Directors                     page 39

        (b)    Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended December 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                                      WALL STREET DELI, INC.



February 13, 2001                           /s/ Jeffrey V. Kaufman
                                           -------------------------------------
                                           JEFFREY V. KAUFMAN
                                           President and Chief Executive Officer



February 13, 2001                           /s/ Thomas J. Sandeman
                                           -------------------------------------
                                           THOMAS J. SANDEMAN
                                           Chief Financial Officer