Form 10-Q
period 2001-03-31
WALL STREET DELI INC
filed 2001-05-15
CIK 705408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2001

                                       or

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

                       -----------------------------------

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

               Class                             Outstanding at  May 10, 2001
   ----------------------------                  ----------------------------
   Common Stock, $.05 Par Value                            2,908,477

                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I:  FINANCIAL INFORMATION

         ITEM 1:  Financial Statements (unaudited)........................................       1

                      Consolidated Balance Sheets.........................................       2

                      Consolidated Statements of Operations...............................       4

                      Consolidated Statements of Stockholders' Equity.....................       5

                      Consolidated Statements of Cash Flows...............................       6

                      Notes to Consolidated Financial Statements..........................       7

         ITEM 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................      12


PART II: OTHER INFORMATION

         ITEM 6:   Exhibits and Reports on Form 8-K ......................................      19

         SIGNATURES.......................................................................      19

                                  INTRODUCTION

         As indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 8 and 13 of the financial statements, the Company has experienced net losses aggregating in excess of $10 million from 1996 through 2000 and is continuing to experience increasing losses and liquidity issues through the first three quarters of fiscal 2001. In particular, the Company is currently heavily dependent on its short-term bank financing to fund negative cash flows, and it is not known whether or how long the lender will continue to grant additional extensions and/or waivers of noncompliance with financial covenants. See Note 8 to the financial statements.

         As described in Note 1 to the financial statements, the Company is actively pursuing alternatives to improve liquidity, including the sale, franchising or closing of up to twenty additional restaurants, and other strategic alternatives. However, if these initiatives are not successful, the Company may be unable to continue as a going concern.

                        PART I:   FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

         The financial statements listed below are included on the following pages of this Report on Form 10-Q:

                  Consolidated Balance Sheets at March 31, 2001 (unaudited) and July 1, 2000.

                  Consolidated Statements of Operations (unaudited) for the thirteen week and thirty-nine week periods ended March 31, 2001 and April 1, 2000.

                  Consolidated Statements of Stockholders' Equity (unaudited) for the thirteen week and thirty-nine week periods ended March 31, 2001 and April 1, 2000.

                  Consolidated Statements of Cash Flows (unaudited) for the thirty-nine week periods ended March 31, 2001 and April 1, 2000.

                  Notes to Consolidated Financial Statements (unaudited).

                             WALL STREET DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31, 2001        July 1, 2000
                                                                                        (unaudited)
                                                                                       --------------        ------------
Assets
Current
     Cash and cash equivalents                                                          $    564,090         $    761,380
     Accounts and notes receivable, net (Notes 3 & 6)                                      1,274,101            1,341,829
     Inventories (Note 4)                                                                    500,818              549,009
     Deferred tax assets (Note 7)                                                            296,000              296,000
     Prepaid rent                                                                            676,509               53,580
     Assets held for sale (Note 10)                                                          393,759                   --
     Other                                                                                   150,118              153,328
                                                                                        ------------         ------------
Total current assets                                                                       3,855,395            3,155,126
                                                                                        ------------         ------------
Equipment and improvements
     Equipment and fixtures                                                               12,342,540           15,774,120
     Leasehold improvements                                                                9,613,669           12,462,075
                                                                                        ------------         ------------
                                                                                          21,956,209           28,236,195
Less accumulated depreciation and amortization                                           (17,073,903)         (20,918,060)
                                                                                        ------------         ------------
Net equipment and improvements                                                             4,882,306            7,318,135
                                                                                        ------------         ------------
Other
     Long-term portion of notes receivable (Notes 3 & 6)                                     782,649              891,769
     Deferred tax assets (Note 7)                                                          2,218,900            2,580,000
                                                                                        ------------         ------------
Total other assets                                                                         3,001,549            3,471,769
                                                                                        ------------         ------------
                                                                                        $ 11,739,250         $ 13,945,030
                                                                                        ------------         ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       March 31, 2001        July 1, 2000
                                                                                        (unaudited)
                                                                                       --------------        ------------
Liabilities and Stockholders' Equity
Current Liabilities
     Bank overdrafts                                                                    $  3,032,558         $  1,075,620
     Notes payable (Note 8)                                                                2,275,000            1,427,392
     Accounts payable                                                                      1,118,337            1,405,267
     Accruals:
          Taxes other than income                                                            536,222              672,405
          Compensation                                                                       394,782              463,639
          Rent                                                                               358,559              487,019
          Workers' compensation                                                             (260,988)              29,962
          Other insurance                                                                    225,000              225,000
          Miscellaneous                                                                      114,117              120,876
                                                                                        ------------         ------------
Total current liabilities                                                                  7,793,587            5,907,180
                                                                                        ------------         ------------
Commitments and contingencies (Note 12)
Stockholders' equity
     Common stock, $.05 par - shares authorized
          20,000,000 shares; issued 3,426,802                                                171,341              171,341
     Additional paid-in capital                                                           10,805,322           10,805,322
     Accumulated deficit                                                                  (4,783,909)            (691,722)
                                                                                        ------------         ------------
                                                                                           6,192,754           10,284,941
Treasury stock, at cost, 518,325 shares                                                   (2,247,091)          (2,247,091)
                                                                                        ------------         ------------
Total stockholders' equity                                                                 3,945,663            8,037,850
                                                                                        ------------         ------------
                                                                                        $ 11,739,250         $ 13,945,030
                                                                                        ============         ============

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                  For the thirteen week               For the thirty-nine week
                                                                      periods ended                         periods ended
                                                             -------------------------------       -------------------------------
                                                               March 31,          April 1,          March 31,           April 1,
                                                                 2001               2000               2001               2000
                                                             ------------       ------------       ------------       ------------
Revenues
     Net sales                                               $ 10,469,706       $ 12,557,332       $ 32,147,523       $ 37,583,673
     Franchise revenues                                            74,298             42,633            203,486            210,534
                                                             ------------       ------------       ------------       ------------
Total revenues                                                 10,544,004         12,599,965         32,351,009         37,794,207
                                                             ------------       ------------       ------------       ------------
Costs of restaurant operations
     Food and paper costs                                       3,668,375          4,178,310         11,090,794         13,136,330
     Labor                                                      2,807,967          3,269,509          8,467,082          9,587,078
     Store expenses                                             3,242,974          3,782,136          9,788,958         10,688,283
     Restaurant depreciation                                      456,356            561,837          1,531,046          1,813,176
     Franchise expenses                                           101,624             35,960            342,890            113,928
                                                             ------------       ------------       ------------       ------------
Total cost of restaurant operations                            10,277,296         11,827,752         31,220,770         35,338,795
                                                             ------------       ------------       ------------       ------------
Restaurant operating income (loss)                                266,708            772,213          1,130,239          2,455,412
                                                             ------------       ------------       ------------       ------------
Administrative expenses
     Division level                                               347,923            323,575          1,130,234            994,724
     Catering sales                                               136,213            137,240            383,807            471,566
     Corporate                                                    852,149            680,701          2,681,658          1,943,733
                                                             ------------       ------------       ------------       ------------
Total general and administrative                                1,336,285          1,141,516          4,195,699          3,410,023
Impairment of long-lived assets (Note 1)                          282,531                 --            581,570                 --
                                                             ------------       ------------       ------------       ------------
Operating loss                                                 (1,352,108)          (369,303)        (3,647,030)          (954,611)
Other income (expense)
     Interest expense                                             (56,952)           (19,464)          (135,013)           (55,173)
     Gain (loss) from sale of assets                              (19,375)            (3,164)            50,956            (33,476)
                                                             ------------       ------------       ------------       ------------
Total other income (expense)                                      (76,327)           (22,628)           (84,057)           (88,649)
                                                             ------------       ------------       ------------       ------------
Loss before taxes                                              (1,428,435)          (391,931)        (3,731,087)        (1,043,260)
Taxes on income (Note 7)                                          361,100                 --            361,100                 --
                                                             ------------       ------------       ------------       ------------
Net loss                                                     $ (1,789,535)      $   (391,931)      $ (4,092,187)      $ (1,043,260)
                                                             ============       ============       ============       ============
Basic and diluted loss per share                             $       (.62)      $      (0.14)      $      (1.41)      $      (0.36)
                                                             ============       ============       ============       ============
Weighted average number of common
     shares outstanding (Note 5)                                2,908,477          2,902,770          2,908,477          2,898,598
                                                             ------------       ------------       ------------       ------------

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                               Common Stock                                                     Treasury Stock
                                         -------------------------                                         ------------------------
                                             Number                      Additional                         Number
                                                 of                         Paid-in      Accumulated            of
                                             Shares         Amount          Capital          Deficit        Shares           Amount
                                          ---------       --------      -----------      -----------       -------      -----------
Balance, July 3, 1999 .............       3,414,802       $170,740      $10,787,369      $ 1,189,940       518,325      $(2,247,091)
Net loss for the quarter ..........              --             --               --         (201,228)           --               --
                                          ---------       --------      -----------      -----------       -------      -----------

Balance, October 2, 1999 ..........       3,414,802       $170,740      $10,787,369      $   988,712       518,325      $(2,247,091)
Net loss for the quarter ..........              --             --               --         (450,101)           --               --
                                          ---------       --------      -----------      -----------       -------      -----------

Balance, January 1, 2000 ..........       3,414,802       $170,740      $10,787,369      $   538,611       518,325      $(2,247,091)
Options exercised .................           8,750            438            9,362
Shares issued under stock
      purchase plan ...............           3,250            163            8,591
Net loss for quarter ..............                                                         (391,931)
                                          ---------       --------      -----------      -----------       -------      -----------
Balance, April 1, 2000 ............       3,426,802       $171,341      $10,805,322      $   146,680       518,325      $(2,247,091)
                                          =========       ========      ===========      ===========       =======      ===========

Balance, July 1, 2000 .............       3,426,802       $171,341      $10,805,322      $  (691,722)      518,325      $(2,247,091)
Net loss for the quarter ..........              --             --               --         (176,390)           --               --
                                          ---------       --------      -----------      -----------       -------      -----------

Balance, September 30, 2000 .......       3,426,802       $171,341      $10,805,322      $  (868,112)      518,325      $(2,247,091)
Net loss for the quarter ..........              --             --               --       (2,126,262)           --               --
                                          ---------       --------      -----------      -----------       -------      -----------

Balance, December 30, 2000 ........       3,426,802       $171,341      $10,805,322      $(2,994,374)      518,325      $(2,247,091)
Net loss for the quarter ..........              --             --               --       (1,789,535)           --               --
                                          ---------       --------      -----------      -----------       -------      -----------

Balance, March 31, 2001 ...........       3,426,802       $171,341      $10,805,322      $(4,783,909)      518,325      $(2,247,091)
                                          =========       ========      ===========      ===========       =======      ===========

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the thirty-nine week
                                                                                                  periods ended
                                                                                        ---------------------------------
                                                                                          March 31,            April 1,
                                                                                            2001                 2000
                                                                                        ------------         ------------
Operating activities
     Net loss                                                                           $ (4,092,187)        $ (1,043,260)
     Adjustments to reconcile net loss
          to net cash used in operating activities:
               Depreciation and amortization                                               1,632,864            1,890,471
               Loss (gain) on sale of property and equipment                                 (50,956)              33,476
               Change in allowance for doubtful accounts                                     (45,195)                  --
               Impairment for long-lived assets                                              581,570                   --
               Provision for deferred income taxes                                           361,100                   --
               Changes in operating assets and liabilities:
                        Receivables (Note 3)                                                 (42,953)             (11,879)
                        Inventories                                                           48,191               12,331
                        Prepaid expenses and other                                          (619,719)             540,013
                        Accounts payable                                                    (286,930)            (872,210)
                        Deferred revenue                                                          --               43,085
                        Accruals                                                            (631,209)             (38,307)
                                                                                        ------------         ------------
Cash (used in) provided by operating activities                                           (3,145,424)             553,720
                                                                                        ------------         ------------
Investing activities
     Payments for purchase of equipment and improvements                                    (172,221)            (424,186)
     Proceeds from sale of equipment and improvements                                         86,813                1,571
     Proceeds from notes receivable                                                          158,996              133,479
     Increase (decrease) in officer loans for split-dollar life
          insurance policies                                                                  70,000              (70,000)
                                                                                        ------------         ------------
Cash provided by (used in) investing activities                                              143,588             (359,136)
                                                                                        ------------         ------------
Financing activities
     Proceeds from employee stock purchase plan                                                   --               18,554
     Net borrowings (payments) under line of credit                                          847,608              (34,130)
     Increase (decrease) in bank overdraft, net                                            1,956,938             (180,337)
                                                                                        ------------         ------------
Cash provided by (used in) financing activities                                            2,804,546             (195,913)
                                                                                        ------------         ------------
Net decrease in cash for the period                                                         (197,290)              (1,329)
     Cash and cash equivalents, beginning of period                                          761,380            1,305,662
                                                                                        ------------         ------------
     Cash and cash equivalents, end of period                                           $    564,090         $  1,304,333
                                                                                        ------------         ------------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest                                                                      $    135,013         $     55,173
          Income taxes                                                                  $         --         $         --

See accompanying notes to consolidated financial statements (unaudited).

                             WALL STREET DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1996 through 2000, the Company experienced net losses aggregating approximately $10.4 million, which included restructuring charges and asset impairment losses of $8.7 million. For the first three quarters of fiscal 2001, there was a net loss of approximately $4.1 million, which includes a write-down for impaired assets of approximately $0.6 million and a valuation allowance of approximately $0.4 million provided against deferred tax assets. As a result, at March 31, 2001 current liabilities exceeded current assets by $3.5 million, excluding $0.4 million of assets held for resale. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreements, obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. The Company is continuing its efforts to obtain additional funds so that it can meet its obligations and sustain operations, including the sale of or franchising of eight restaurants (Note 10). There can be no assurance the eight stores reported as held for sale will be sold or sold on satisfactory terms or that additional financing or refinancing will have acceptable and/or favorable terms.

         In light of the factors discussed above, the Company is actively pursuing all of its strategic alternatives, including additional closings of unprofitable units, sales of certain of the Company's assets and/or a potential restructuring, or recapitalization of the Company.

         In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2001, and the results of operations, changes in stockholders' equity and cash flows for the thirteen week periods and thirty-nine week periods ended March 31, 2001 and April 1, 2000, respectively.

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

2. The results of operations for the thirty-nine week periods ended March 31, 2001 and April 1, 2000 are not necessarily indicative of the results to be expected for the full year. Certain amounts during the first three quarters of fiscal 2000 have been reclassified to conform to the current year presentation.

3.       Accounts and notes receivable consists of:

                                                                      March 31,            July 1,
                                                                        2001                 2000
                                                                    ------------         ------------
Accounts receivable                                                 $    527,054         $    559,097
Notes receivable                                                         462,566              498,566
Assets of business transferred under contractual arrangement             572,000              656,000
Other receivables                                                        758,804              828,804
                                                                    ------------         ------------
                                                                       2,320,424            2,542,467
Less allowance for doubtful accounts                                    (263,674)            (308,869)
                                                                    ------------         ------------
                                                                       2,056,750            2,233,598
Less non-current portion of notes receivable                            (782,649)            (891,769)
                                                                    ------------         ------------
                                                                    $  1,274,101         $  1,341,829
                                                                    ============         ============

4. Inventories are valued at the lower of cost (first-in, first-out) or market.

5. Earnings per share ("EPS") have been computed in accordance with the provisions of SFAS 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the respective periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or result in the issuance of common stock that shares in the earnings of the Company.

         The effect of shares issuable under the Company's stock option plan are excluded for the thirteen week periods and thirty-nine week periods ended March 31, 2001 and April 1, 2000 as the effect would be anti-dilutive. The assumed exercise of the common stock options is not included in the computation of common stock equivalents for the thirteen week period and thirty-nine week periods ended March 31, 2001 because all the common options outstanding were at prices which exceed the common stock market price.

         Earnings per share has been calculated using the following:

                                                                                              For the Thirteen
                                                                                              Week Periods Ended
                                                                                        ------------------------------
                                                                                        March 31,             April 1,
                                                                                          2001                  2000
                                                                                        ---------            ---------
 Weighted average number of common
         shares used for basic EPS                                                      2,908,477            2,902,770
 Effect of dilutive stock options                                                              --                   --
Weighted average number of common shares and
     dilutive potential common stock used in diluted EPS
                                                                                        ---------            ---------
                                                                                        2,908,477            2,902,770
                                                                                        =========            =========
                                                                                              For the Thirteen
                                                                                              Week Periods Ended
                                                                                        ------------------------------
                                                                                        March 31,             April 1,
                                                                                          2001                  2000
                                                                                        ---------            ---------
 Weighted average number of common
         shares used for basic EPS                                                      2,908,477            2,898,598
 Effect of dilutive stock options                                                              --                   --
Weighted average number of common shares and
     dilutive potential common stock used in diluted EPS
                                                                                        ---------            ---------
                                                                                        2,908,477            2,898,598
                                                                                        =========            =========

6. Effective December 31, 1998, the Company transferred leasehold improvements and equipment and subleased five stores in the Los Angeles, California area to California Fresh Deli, Inc. ("CFD"). CFD entered into a franchise agreement with the Company to operate the five stores and a management agreement to manage for the Company a sixth store also in the Los Angeles area for the remainder of the lease term which ended in September 1999.

         The Company received approximately $41,000 in cash and a $800,000 non-interest bearing note, payable in monthly installments of $12,000 from June 1999 through November 2000, then at the greater of $13,333 or eight percent of monthly revenues thereafter until the note is repaid. The realization of the note is dependent on future operations of the five stores and has been reported as "Assets of business transferred under contractual arrangement" excluding a valuation allowance of approximately $129,000 which is classified as part of the allowance for doubtful accounts. Franchise fees payable by CFD under the franchise agreement have been deferred until the note has been paid in full.

7. The effective tax rate for the thirteen weeks and thirty-nine weeks ended March 31, 2001 was 25.3% and 9.7%, respectively.

         The Company's net deferred tax asset was reduced by approximately $361,000 to approximately $2,515,000 during the current quarter due to write-downs of job tax credits which management believes will not be recovered through taxable income or the reversal of temporary differences. The deferred tax assets consist of $296,000 of current deferred tax assets and $2,218,900 of noncurrent deferred tax assets as of March 31, 2001, and include principally the anticipated benefit of net operating loss carryforwards ("NOLs") and basis differences in equipment and improvements. Realization of those assets is dependent upon the Company's ability to generate taxable income in future years including tax gains or losses associated with asset sales. The recognition of benefits in the financial statements is based upon projections by management of future operating income, sales of assets, and the anticipated reversal of temporary differences that will result in taxable income. Should the Company be unable to meet these projections or to continue as a going concern, management anticipates that a valuation allowance will be required for all deferred tax assets not assured of realization by offsetting taxable temporary differences.

8. The Company's short-term bank line of credit (the "Credit Agreement") was scheduled to expire November 1, 2000. Effective November 1, 2000, the Credit Agreement was extended to April 30, 2001. On January 5, 2001, an additional amendment was executed to temporarily increase the line of credit from $1,750,000 to $2,350,000 through January 31, 2001 and extend the expiration date to January 31, 2001 in anticipation of the sale of certain assets (Note 10). The Company was required to use the anticipated proceeds from sale of certain stores to repay the $600,000 increase in the amount available under the Credit Agreement and also secured the line with virtually all of the assets of the Company. On February 7, 2001, a further modification to the Credit Agreement was executed which extended the increased availability under the Credit Agreement to February 28, 2001 and required the $600,000 principal repayment from the proceeds of the sale by that date as a condition to extension of the Credit Agreement through April 30. The closing of the sale occurred on April 6, the Company made a principal reduction payment in the amount of $600,000 on that date (Note 10), and the Credit Agreement was extended to April 30, 2001. During the period between February 28, 2001 and April 6, 2001, the lender could have, but did not, declare the loan in default. On May 1, 2001, the existing Credit Agreement was extended to May 17, 2001. The Company was not in compliance with its debt service coverage, current ratio and tangible net worth covenants as of March 31, 2001. The Company requested and was granted waivers on those covenants not in compliance as of March 31, 2001. As of the date of this report, the Company was not in compliance with the financial covenants. On May 9, 2001, the Company requested additional waivers of noncompliance and additional extensions; as of the date of this report, these requests are pending.

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

10. On April 6, 2001, the Company sold the inventory, equipment and leasehold improvements of six restaurants in the Chicago area for $750,000. The net book value of the equipment and leasehold improvements was approximately $298,000 on March 31, 2001 resulting in a pre-tax gain on sale of these assets of approximately $412,000. For the three quarters ending March 31, 2001 sales and restaurant operating income from the six restaurants sold were $2,926,000 and $52,000, respectively. In addition, the Company closed three additional negative cash flow restaurants in Chicago, one in Houston, and franchised an additional store in the Cleveland market during April. Management believes that it will have sales of or closure of additional stores during the fourth quarter of fiscal 2001 and during fiscal 2002. As of March 31, 2001, assets of an additional eight stores with a net book value of approximately $96,000 are the subject of negotiations to franchise or sell. While management believes it will be successful in selling or franchising these locations, there are no guaranties if or when such transactions may take place.

         The assets held for sale have been recorded at net book value, which approximates net realizable value.

11. On January 24, 2001, the Company's stock began trading on the OTC Bulletin Board. This occurred because the Company's minimum bid price was below $1.00 over the previous thirty days, and the Company was therefore unable to meet the criteria for continued listing on NASDAQ.

12. The Company is involved in various legal matters in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's consolidated financial statements.

13. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result, the financial statements do not include any adjustments relating to the recoverability of assets including deferred taxes or classifications of liabilities should the Company be unable to continue as a going concern (Note 1).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated balance sheets and statements of operations.

         Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things, the Company's operating performance, anticipated financing arrangements and sales of assets, trends in the food service industry and other trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from those anticipated or projected, including, among others, the continued availability of financing, the ability to consummate additional asset sales and other possible transactions, recent changes in management, weather conditions and seasonal effects, franchising programs and other new products and programs, competition for customers, labor force and store sites and the effects of changes in the economy such as inflation and unemployment rates.

         In addition, the Company has recently incurred significant losses and expects that it will continue to incur losses for at least the last quarter of fiscal 2001 and the first quarter of fiscal 2002. The Company is presently dependent on short-term bank borrowings and sales of assets to fund negative cash flows, and significant uncertainty exists with respect to whether or for how long the lender will continue to grant additional extensions and/or waivers of noncompliance with financial covenants. Furthermore, if the Company does not become profitable when anticipated, it may be unable to realize some or all of the tax benefits of net operating loss carryforwards and future tax depreciation deductions on equipment and improvements.

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

                                                               Thirteen week period ended      Thirty-nine week period ended
                                                               --------------------------      -----------------------------
                                                               March 31,         April 1,        March 31,         April 1,
                                                                 2001              2000            2001              2000
                                                               ---------         --------      -----------         ---------
Net sales                                                         99.3%            99.7%           99.4%              99.4%
Franchise revenues                                                 0.7              0.3             0.6                0.6
                                                                 -----            -----           -----              -----
Total revenues                                                   100.0            100.0           100.0              100.0
Cost of restaurant operations                                     97.5             93.9            96.5               93.5
                                                                 -----            -----           -----              -----
Restaurant operating income                                        2.5              6.1             3.5                6.5
General and administrative                                        12.7              9.0            13.0                8.9
Impairment of long-lived assets                                    2.7               --             1.7                 --
                                                                 -----            -----           -----              -----
     Operating loss                                              (12.9)            (2.9)          (11.3)              (2.4)
Other income (expense)                                            (0.7)            (0.2)           (0.3)              (0.3)
                                                                 -----            -----           -----              -----
     Income loss before taxes                                    (13.6)            (3.1)          (11.6)              (2.7)
                                                                 -----            -----           -----              -----
Taxes                                                              3.4               --             1.1                 --
                                                                 -----            -----           -----              -----
Net loss                                                         (17.0)%           (3.1)%         (12.7)%             (2.7)%
                                                                 =====            =====           =====              =====

NET SALES

         Net sales for company-owned restaurants for the thirteen weeks ended March 31, 2001 declined 16.6% to approximately $10,470,000 from approximately $12,557,000 recorded during the comparable prior year period. Comparable sales per restaurant declined by 11.8% due to continuing operational problems, increased competition and lower catering sales. In addition, the number of company-owned restaurants declined from 100 at the end of the third quarter of fiscal 2000 to 90 at the end of the third quarter of fiscal 2001. During the current quarter, two company-operated restaurants were franchised and a third restaurant closed.

         Net sales for company-owned restaurants for the thirty-nine weeks ended March 31, 2001 declined by 14.5% to approximately $32,148,000 from approximately $37,584,000 recorded during the comparable prior year period.

COST OF RESTAURANT OPERATIONS

         The components of cost of restaurant operations for the thirteen week periods ended March 31, 2001 and April 1, 2000, respectively, as a percent of net sales are shown in the following table:


                                                                          For the thirteen week periods ended
                                                               -----------------------------------------------------------
                                                                    March 31, 2001                    April 1, 2000
                                                               ---------------------------      --------------------------
                                                                                   % of                             % of
Description                                                      Amount          Net Sales        Amount         Net Sales
-----------                                                    -----------       ---------      -----------      ---------
Food and Paper                                                 $ 3,668,375         35.0%        $ 4,178,310         33.2%
Labor                                                            2,807,967         26.8           3,269,509         26.0
Store Expenses                                                   3,242,974         31.0           3,782,136         30.1
Restaurant Depreciation                                            456,356          4.4             561,837          4.6
                                                               -----------         ----         -----------         ----
                                                               $10,175,672         97.2%        $11,791,792         93.9%
                                                               ===========         ====         ===========         ====

         Cost of restaurant operations declined 13.7% to approximately $10,176,000 from approximately $11,792,000 incurred during the comparable prior year quarter principally from a decrease in the number of company-owned restaurants, and also reflects the effect of sales declines. Cost of food and paper as a percent of net sales increased to 35.0%, from 33.2% during the comparable prior year quarter due to higher food loss at low volume restaurants. Labor increased as a percent of net sales to 26.8% from 26.0% during the prior year quarter primarily due to increased staffing to enhance customer service at the restaurants. Store expenses, which include mostly fixed expenses such as rent, taxes and insurance, declined by 14.2% but increased as a percent of sales to 31.0% compared to 30.1% during the comparable period. Depreciation and amortization declined 18.8% to approximately $456,000 from approximately $562,000 primarily due to impairment adjustments recorded in fiscal 2000 and fiscal 2001 and ten fewer company-owned restaurants that were in operation at the end of the third quarter of fiscal 2001 compared to the comparable quarter in fiscal 2000. All of these factors resulted in an increase in the cost of restaurant operations as a percent of net sales to 97.2% for the third quarter of fiscal 2001 compared to 93.9% for the comparable prior year period.

         The components of cost of restaurant operations for the thirty-nine week periods ended March 31, 2001 and April 1, 2000, respectively, as a percent of net sales are shown in the following table.

                                                                           For the thirty-nine week periods ended
                                                               --------------------------------------------------------------
                                                                      March 31, 2001                     April 1, 2000
                                                               -----------------------------    -----------------------------
Description                                                       Amount      % of Net Sales       Amount      % of Net Sales
-----------                                                    -----------    --------------    -----------    --------------
Food and Paper                                                 $11,090,794         34.5%        $13,136,330         34.9%
Labor                                                            8,467,082         26.3           9,587,078         25.5
Store Expenses                                                   9,788,958         30.4          10,688,283         28.4
Restaurant Depreciation                                          1,531,046          4.8           1,813,176          4.9
                                                               -----------         ----         -----------         ----
                                                               $30,877,880         96.0%        $35,224,867         93.7%
                                                               ===========         ====         ===========         ====

         Food and paper costs as a percent of sales declined 0.4% to 34.5% during the first thirty-nine weeks of fiscal 2001 compared to the comparable prior year period. This decline was offset by a 0.8% increase in labor as a percent of restaurant sales. Comparable sales per restaurant declined by 9.2% in the first quarter, 11.0% in the second quarter and 11.8% for the third quarter of fiscal 2001. Due to the semi-fixed nature of store expenses versus the variable reduction in sales per restaurant, store expenses increased to 30.4% of sales compared to 28.4% recorded in the comparable prior year period. Restaurant depreciation declined as a percent of restaurant sales due to fewer restaurants and impairment adjustments recorded in fiscal 2000 and fiscal 2001.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist of overhead expenses associated with each of the Company's operating divisions, expenses associated with catering operations and corporate administration. For the thirteen weeks ended March 31, 2001, division level administrative expenses increased 7.5% from approximately $324,000 to approximately $348,000 due to higher levels of restaurant supervision. Corporate expenses increased from approximately $681,000 to approximately $852,000 during the current quarter due to additional legal expenses of approximately $70,000 associated with the settlement of several legal actions, as well as expenses associated with the Company's sale of two restaurants in Cleveland and six restaurants in Chicago. In addition, there was also a nonrecurring favorable accrual adjustment of $72,624 to the rent reserve for restaurants closed in the comparable prior year quarter that contributed to the variance.

         For the thirty-nine weeks ended March 31, 2001 total general and administrative expenses increased $786,000 or 23% from approximately $3,410,000 in the comparable quarter to approximately $4,196,000. Legal and professional fees in general and administrative increased by $92,000 during the thirty-nine weeks ended March 31, 2001, due to expenses associated with the sale of restaurants, settlement of lawsuits and other corporate matters. There were also several nonrecurring favorable adjustments in the prior year comparable period to decrease insurance reserves and other accruals totalling approximately $454,000. The majority of these adjustments were related to the insurance reserves and were primarily due to lower workers compensation claims and medical insurance reserves associated with the

Company's self-insurance programs. In addition, in the prior year comparable quarter the allowance for doubtful accounts was decreased by approximately $171,000 due to a decrease in accounts receivable balances from favorable results of increased collection efforts. Furthermore, in the prior year comparable quarter, the rent reserve for subleased stores was also reduced due to increased collections on subleases and a decrease in the risk of default by the lessees. Management expects that division level general and administrative will continue to be above the prior year for the fourth quarter while catering general and administrative will be below levels of the prior year. Management expects that corporate administrative expenses will continue to be above the prior year during the quarter due to the continuation of higher levels of legal expenses associated with the disposals of property and other corporate matters.

FRANCHISE OPERATIONS

         A summary of franchise operations for the third quarter and first three quarters of fiscal 2001 compared to the comparable prior year period follows:

                                                                                For the thirteen weeks ended
                                                                                ----------------------------
                                                                                March 31,           April 1,
Description                                                                       2001                2000
-----------                                                                     ---------           --------
Royalty income                                                                  $  54,298            $40,133
Initial franchise fees                                                             20,000              2,500
                                                                                ---------            -------
Total franchise revenues                                                           74,298             42,633
Franchise expenses                                                                101,624             35,960
                                                                                ---------            -------
Franchise income (loss)                                                         $ (27,326)           $ 6,673
                                                                                =========            =======
                                                                                For the thirteen weeks ended
                                                                                ----------------------------
                                                                                March 31,           April 1,
Description                                                                       2001                2000
-----------                                                                     ---------           --------
Royalty income                                                                  $ 173,486           $158,034
Initial franchise fees                                                             30,000             52,500
                                                                                ---------           --------
Total franchise revenues                                                          203,486            210,534
Franchise expenses                                                                342,890            113,928
                                                                                ---------           --------
Franchise income (loss)                                                         $(139,404)          $ 96,606
                                                                                =========           ========

         At the end of the third quarter of fiscal 2001 there were 20 franchised restaurants in operation compared to 19 at the end of the third quarter of fiscal 2000. As a result of more restaurants and higher sales, royalty income increased 35% to approximately $54,000, compared to $40,000 recorded in the comparable prior year quarter. During the current quarter, two Company operated restaurants in Cleveland were franchised resulting in $20,000 of initial franchise fees. Franchise expenses were higher during the thirteen and thirty-nine week periods ended March 31, 2001 of fiscal 2001 primarily due to a higher level of franchise administration costs and the costs of disposing of real estate. Salary and other employee benefits for the Company's Vice President of Development, who is responsible for franchise administration and real estate administration, are also charged to franchise expense. This position was added in June of 2000.

TAXES ON INCOME

         The effective tax rate for the thirty-nine weeks ended March 31, 2001 and April 1, 2000 was 9.7% and -0- percent, respectively.

         The Company did not recognize an income tax benefit from losses incurred in both the thirteen weeks and thirty-nine weeks ended March 31, 2001 and April 1, 2000. Approximately $361,000 of expense was recorded due to the write-down of job tax credits during the current quarter.

         Based on current tax law, the Company will need to generate approximately $6.6 million of future taxable income prior to the expiration of the Company's NOLs for full realization of the $2.5 million net deferred tax asset reported at March 31, 2001.

         Realization of the deferred tax assets is dependent upon the Company's ability to generate taxable income by significantly improving operations and the continuation of sales of unprofitable stores and divisions. If the Company is unable to generate sufficient taxable income in the future through operating results, other tax strategies and sales of assets, a higher valuation allowance may be required through a charge to income. Management will continue to review this valuation allowance quarterly, including a more detailed forecast of the Company's operations giving full effect to the sale/restructuring of nonperforming restaurants and the reversal of existing temporary differences. Management expects to complete this forecast and analysis during the fourth quarter of fiscal 2001 and, if necessary, any additional provision for valuation allowances will be recorded by the Company to reflect the results of the most recent forecasts. However, management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to June 30, 2001 and prior to the expiration of the Company's NOLs to realize the $2.5 million net deferred tax asset at March 31, 2001. In evaluating the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings. On this basis, it is management's belief that a valuation allowance of $3.4 million at March 31, 2001 is adequate, and that it is more likely than not that the net deferred tax assets of $2.5 million will be realized.

IMPAIRMENT OF LONG-LIVED ASSETS

         Impairment charges on long-lived fixed assets were approximately $282,000 during the third quarter and $582,000 for the thirty-nine weeks ended March 31, 2001. No impairment charges were recorded during the comparable prior year periods. Management reviews long-lived fixed assets quarterly for possible impairment.

INTEREST INCOME (EXPENSE), NET

         Interest expense was approximately $56,000 compared to approximately $19,000 incurred during the comparable prior year quarter primarily due to significantly higher average daily balances on the line of credit and a higher interest rate. At the end of the third quarter of fiscal 2001 there was approximately $2,275,000 balance on the line compared to approximately $1,427,000, at the end of fiscal 2000 and approximately $364,000 at the end of the comparable prior year quarter. See Note 8 of the Notes to Consolidated Financial Statements for additional details and information concerning developments subsequent to the end of the third fiscal quarter.

IMPACT OF INFLATION

         In most cases, management has been able to pass on the impact of wage and food inflation through modest price increases, but there is no assurance that it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is presently dependent on its short-term bank borrowings and sales of certain assets to fund negative cash flows. As of March 31, 2001 and the date of this report, the Company was not in compliance with the debt service coverage, current ratio and tangible net worth covenants under its line of credit (See Note 8 to the Consolidated Financial Statements). It is not known whether or how long the lender will continue to grant additional extensions and/or waivers of noncompliance with financial covenants. Management expects to generate additional cash from the proceeds from the sale of certain restaurants as described in Notes 1 and 11 to the Consolidated Financial Statements and to reduce losses through closures of certain other restaurants. However, if the Company is unable to generate cash from the sale of additional assets or other alternatives, the Company may be unable to continue as a going concern.

         At the end of the third quarter liquidity declined versus year-end and worsened compared to the end of the third quarter of fiscal 2000. The current ratio was .49 to 1.00, compared to .53 to 1.00 at the end of fiscal 2000 and .65 to 1.00 at the end of the third quarter of fiscal 2000.

         The Company's principal capital requirements are for the remodeling of Company stores. Capital expenditures for these purposes during the first three quarters of fiscal 2001 were approximately $172,000 compared to approximately $424,000 expended during the comparable three quarters of the prior year.

         Cash used by operations for the first three quarters of fiscal 2001 was approximately $3.7 million compared to $.6 of cash provided by operations for the comparable prior year period. The balance on the line of credit was approximately $2,275,000 at March 31, 2001, compared to approximately $1,587,000 at the end of the previous quarter, and was substantially up from the balance at the end of the third quarter of fiscal 2000 of approximately $364,000. See Note 8 to the Consolidated Financial Statements in this report for additional details about the line of credit, and Notes 8 and 10 concerning the sale of restaurants for $750,000 occurring subsequent to the end of the quarter. The proceeds from the sale were used to repay $600,000 on the line of credit subsequent to the end of the quarter.

                           PART II: OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed as a part of this report.

                  Exhibit 4.10   Modification to Credit Agreement dated
                                 March 23, 2001, between Wall Street Deli, Inc.
                                 and AmSouth Bank                      Page 20

                  Exhibit 4.11   Modification to Credit Agreement dated May 1,
                                 2001, between Wall Street Deli, Inc., and
                                 AmSouth Bank                          Page 24

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                               WALL STREET DELI, INC.


May 14, 2001                        /s/ Jeffrey V. Kaufman
                                    -------------------------------------
                                    JEFFREY V. KAUFMAN
                                    President and Chief Executive Officer


May 14, 2001                        /s/ Thomas J. Sandeman
                                    -------------------------------------
                                    THOMAS J. SANDEMAN
                                    Chief Financial Officer